Form 10QSB
period 2007-03-31
Power of The Dream Ventures Inc
filed 2007-05-15
CIK 1377888

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

 Power Of The Dream Ventures, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	51-0597895	0-52289
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)	(Commission File Number)

1095 Budapest
Soroksari ut 94-96
Hungary

(Address of principal executive offices)
(ZIP Code)

 +36-1-456-6061

Registrant’s telephone number, including area code

Tia V, Inc.
7325 Oswego Road, Suite D
Liverpool, NY, 13090

(Former name or former address, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one):   YES  ☐  NO ☒

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)

- INDEX -

		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet at March 31, 2007 (Unaudited)	2

	Condensed Statements of Operations for the Three Months Ended March 31, 2007 and the Six Months Ended March 31, 2007 and the Period from August 17, 2006 (Inception) to March 31,2007 (Unaudited)	3

	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to March 31, 2007 (Unaudited)	4

	Condensed Statements of Cash Flows for the Six Months Ended March 31, 2007 and the Period from August 17, 2006 (Inception) to March 31, 2007 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	8

Item 3A(T)	Controls and Procedures	9

PART II - OTHER INFORMATION		9

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

Index

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

CASH	$20
TOTAL ASSETS	20

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$513

TOTAL LIABILITIES	513

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 2,500,000 shares issued and outstanding.	250
Additional Paid in Capital	10,889
Deficit accumulated during the development stage	(11,632)

TOTAL STOCKHOLDER’S DEFICIENCY	(493)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$20

The accompanying notes are an integral part of these condensed financial statements.

Index

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Six Months Ended March 31, 2007	For the Period from August 17, 2006 (Date of Inception) to March 31, 2007

FORMATION COSTS	$(3,178)	$(11,267)	$(11,632)

NET LOSS	$(3,178)	$(11,267)	$(11,632)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,080,189	1,042,929	1,036,638

NET LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.01	$0.01

The accompanying notes are an integral part of these condensed financial statements.

Index

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO MARCH 31, 2007
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholder's
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	-	-	$100

Net Loss for the period	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Common shares issued on March 14, 2007 at $0.0074 per share	1,500,000	150	10,889	-	11,039

Net Loss for the period	-	-	-	(11,267)	(11,267)

Balance at March 31, 2007	2,500,000	$250	$10,889	$(11,632)	$(493)

The accompanying notes are an integral part of these condensed financial statements.

Index

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31, 2007	For the Period from August 17, 2006 (Date of Inception) to March 31,2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,267)	$(11,632)
Increase in Accounts Payable	440	513

NET CASH USED IN OPERATING ACTIVITIES	(10,827)	(11,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	100
Proceeds from related party	1,000	11,039

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	11,139

NET (DECREASE) INCREASE IN CASH	(9,827)	20

CASH AT BEGINNING OF PERIOD	9,847	—

CASH AT END OF PERIOD	$20	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Non-cash investing and financial activities
Settlement of Advances - related party by issuing 1,500,000 common shares	$11,039	$11,039

The accompanying notes are an integral part of these condensed financial statements.

Index

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Power of the Dream Ventures, Inc., f/k/a “Tia V, Inc.” (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of March 31, 2007, the Company had not yet commenced any operations.

The Company was organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desired to employ the Company’s funds in its business (a “Business Combination”).

On April 10, 2007, the Company consummated a Business Combination through its acquisition of all of the issued and outstanding equity interests of Vidatech, LLC, a limited liability company organized under the laws of the Republic of Hungary. [Note 7 - Subsequent Events.]

Until a Business Combination was completed, the sole stockholder had agreed to fund the Company’s operating costs through the earlier of a Business Combination or December 31, 2007.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended March 31, 2007. The results of operations for the three months ended March 31, 2007, the results of operations for the six months ended March 31, 2007 and for the period from August 17, 2006 (Date of Inception) to March 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-SB for the year ended September 30, 2006.

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

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $3,995 March 31, 2007 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Index

POWER OF THE DREAM VENTURES, INC.
(formerly known as “TIA V, INC.”)
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

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. In the current quarter, the Company received a further advance of $1,000 on March 13, 2007 from the sole stockholder and on March 14, 2007 the entire amount of the advances were retired in exchange for the lender receiving 1,500,000 additional shares of common stock for $11,039.

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

NOTE 7 - Subsequent Events

Acquisition of Vidatech

On April 10, 2007 the Company completed its acquisition of Vidatech, Kft. (also known as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary (“Vidatech”). Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from who it acquires technologies or participation interests in such technologies. At March 31, 2007 Vidatech was primarily focused on organizational and capital raising activities. To date, it has had only limited operations.

Closing of Share Exchange; Change of Corporate Name; Change of Control

The Company entered into and consummated a securities exchange agreement by and among the Company, Ms. Mary Passalaqua, Vidatech and all of the equityholders of Vidatech (the “Exchange Agreement”) on April 10, 2007. Under the terms of the Exchange Agreement, the Company acquired all the outstanding equity interests of Vidatech in exchange for 33,300,000 shares of the Company’s common stock (the “Share Exchange”), and thereby Vidatech is a wholly-owned subsidiary of the Company. The Company’s certificate of incorporation and by-laws will continue to be those of the parent holding company, and the articles of Vidatech will continue to be those of the subsidiary. The Company will be governed by the corporate law of the State of Delaware, and our wholly-owned subsidiary, Vidatech, will be governed by the corporate law of the Republic of Hungary. In connection with the consummation of the transactions contemplated by the Exchange Agreement, the certificate of incorporation of the Company was amended to change the name of the Company from “Tia V, Inc.” to “Power of the Dream Ventures, Inc.”

Each of the Company’s shares issued in the exchange to the former equity-holders of Vidatech is restricted stock, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933, as amended (the “Securities Act”) or an available exemption therefrom. No registration statement covering these securities has been filed with the Securities and Exchange Commission (the “SEC”) or with any state securities commission.

The Exchange Agreement provides that the equity-holders of Vidatech immediately before the consummation of the transactions contemplated thereby will have piggy-back registration rights.

Upon consummation of the Share Exchange, Mr. Viktor Rozsnyay was appointed as the Company’s sole director and as the Company’s president and Mr.Daniel Kun, Jr. was appointed as the Company’s treasurer, chief financial officer and as secretary . Mrs. Mary Passalaqua, the Company’s sole officer, director, and shareholder prior to the consummation of the Share Exchange, submitted her resignation letter resigning from all executive offices, effective immediately. In connection with her resignation in her capacities as an officer and director, Mary Passalaqua and the Company entered into a separation and mutual release agreement, pursuant to which Ms. Passalaqua received a promissory note from the Company in the principal amount of $250,000, bearing interest at 8.25%, due and payable on April 5, 2008.

Since the former equityholders of Vidatech own approximately 93 % of the Company’s issued and outstanding shares of common stock, upon consummation of the Exchange Agreement the former equity-holders of Vidatech have control over our corporate affairs and operations. As a result, Vidatech is deemed to have been the acquiring company in the Share Exchange for accounting purposes, the Share Exchange is treated as a reverse acquisition with Vidatech as the acquirer and the Company as the acquired entity.

Index

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $3,178 for the three months ended March 31, 2007, a net loss of $11,267 for the six months ended March 31, 2007 and a net loss of $11,632 for the period from August 17, 2006 (Date of inception) to March 31, 2007. In addition, the Company has no working capital and has an accumulated deficit of $11,632 as of March 31, 2007.

Plan of Operation

The Company has not realized any revenues from operations since inception. On April 10, 2007, the Company completed its acquisition of Vidatech, LLC, a limited liability company organized under the laws of the Republic of Hungary, focused on the acquisition and development of technologies originating in Hungary, and the eventual commercialization of such technologies on a world-wide basis. Currently, through Vidatech, LLC, the Company has the exclusive distribution rights to the Toth Telescope, an ultra-small, portable, yet high magnification monocular telescope that is equally suited for microscopic, terrestrial and astronomical observations.

Liquidity and Capital Resources

As of March 31, 2007, other than minimal cash, the Company had no assets and there are no current liabilities outstanding.

Results of Operations

Prior to March 31, 2007, the Company had not conducted any active operations, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.

Index

Item 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 3. Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to March 31, 2007, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Item 3A(T). Controls and Procedures. Not Applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

On March 14, 2007, the Company issued an aggregate of 1,500,000 shares of common stock to Ms. Mary Passalaqua, the former sole officer, director and shareholder, in consideration of her cancellation of $11,039.00 of indebtedness owed to her by the Company. The Company relied upon the registration exemption made available by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits. The following are the Exhibits required by Item 601 of Regulation S-B:

Exhibit No.
2.1	See Exhibit 10.1 below.

*3.1	Original Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006.

**3.2	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on April 12, 2007.

*3.3	By-Laws

**10.1	Securities Exchange Agreement executed and delivered on April 10, 2007 and dated as of March 16, 2007 by and among the Company, M. Passalaqua, Vidatech kft and all of the Vidatech kft equity holders.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 31, 2006, and incorporated herein by this reference.

**Filed as an exhibit to the Company’s Form 8-K Current Report, as filed with the Securities and Exchange Commission on April 17, 2006, and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: May 15, 2007	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Daniel Kun, Jr.
Principal Financial Officer