Form 10QSB
period 2007-06-30
Power of The Dream Ventures Inc
filed 2007-09-05
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Power of the Dream Ventures Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

0-52289
(Commission File Number)

51-0597895
(I.R.S Employer Identification No.)

1095 Budapest
Soroksari ut 94-96
Hungary
(Address of principal executive offices)

+36-1-456-6061
 (Registrant’s telephone number, including area code)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of August 31, 2007, there were 40,025,000 shares of the issuer’s common stock, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

POWER OF THE DREAM VENTURES, INC.
(A Development Stage Company)

INDEX TO FORM 10-QSB
June 30, 2007

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet (Unaudited) At June 30, 2007	3

Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2007 and 2006 and for the Period from April 26, 2006 (Date of Inception) to June 30, 2007	4

Condensed Consolidated Statements of stockholders’ Deficiency (Unaudited) For the Six Months Ended June 30, 2007 and 2006 and for the Period from April 26, 2006 (Date of Inception) to June 30, 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2007 and 2006 and for the Period from April 26, 2006 (Date of Inception) to June 30, 2007	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2 – PLAN OF OPERATION	17

ITEM 3 – CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION	23

ITEM 1 – LEGAL PROCEEDINGS	24

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

ITEM 5 – OTHER INFORMATION	26

ITEM 6 – EXHIBITS	27

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Notes	June 30, 2007 (unaudited)
ASSETS

Current Assets
Cash		$186,443
Other receivables	4	16,544
Inventories	5	4,248
Total Current Assets		207,235

Fixed assets, net	6	10,964

Total Assets		$218,199

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$46,217
Note payable	7	250,000
Total liabilities		296,217

Stockholders’ Deficiency

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 40,025,000 shares issued and outstanding	8	4,003
Additional Paid In Capital		1,345,820
Deficit accumulated during development stage		(419,710)
Other Comprehensive Income		6,063
Unearned Compensation		(402,194)
Subscription receivable		(612,000)
Total Stockholders’ Deficiency		(78,018)

Total liabilities and stockholders’ deficiency		$218,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six months ended June 30, 2007	Six Months ended June 30, 2006	For the Period from April 26, 2006 (date of inception) to June 30, 2007

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		1,006	-	2,496	-	5,351
General administration	8	284,373	1,438	329,472	1,438	360,221
Research and development		34,000	-	34,000	-	34,000
Depreciation and amortization		1,756	-	2,756	-	5,812
Other expenses, net		6,003	-	5,864	-	11,865
Operating expenses		327,138	(1,438)	374,588	(1,438)	417,249

Loss from operations		(327,138)	(1,438)	(374,588)	(1,438)	(415,127)

Interest expense		(4,583)	-	(4,583)	-	(4,583)

Loss before provision (benefit) for income taxes		(331,721)	(1,438)	(379,171)	(1,438)	(419,710)

Provision (benefit) for income taxes	6	(13,063)	230	(5,439)	230	-

Net loss		$(344,784)	$(1,208)	$(384,610)	$(1,208)	$(419,710)
Basic and Diluted loss per share		$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding – Basic and diluted		37,179,945	33,300,000	32,250,691	33,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

	Common stocks		Accumulated	Additional	Other	Unearned	Subscription	Total
	Shares	Amount	Deficit In Developmental Stage	Paid In Capital	Comprehensive Income	Compensation	receivable

Issuance of common stock	33,300,000	$3,330		$10,670				$14,000
Contributed Capital				96,100				96,100
Currency Translation Adjustment					$4,151			4,151
Net loss for the period			$(35,100)					(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151			79,151
Contributed Capital				53,735				53,735

Recapitalisation upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250		(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 8)	2,250,000	225		764,775			$(612,000)	153,000

Shares issued for services (See Note 8)	1,875,000	188		637,313		$(402,194)		235,307

Shares issued for research and development (See Note 9)	100,000	10		33,990				34,000
Currency Translation Adjustment					1,912			1,912
Net loss for the period			(384,610)					(384,610)
Balance at June 30, 2007	40,025,000	$4,003	$(419,710)	$1,345,820	$6,063	$(402,194)	$(612,000)	$(78,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2007	Cumulative from April 26, 2006 (date of inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(384,610)	$(419,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	65,307	65,307
Issue of shares for legal services	170,000	170,000
Issue of shares for research and development	34,000	34,000
Depreciation and amortization	2,756	5,812
	(112,547)	(144,591)
Changes in operating assets and liabilities:
Increase in inventories	-	(4,028)
Decrease / (Increase) in other current assets	23,778	(16,544)
Decrease in deferred tax assets	5,439	-
Increase in accounts payable and in accrued liabilities	33,463	45,704

Net cash used in operating activities	(49,867)	(119,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(852)	(16,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	206,735	316,835

Effect of exchange rate changes on cash	1,692	5,843

Net increase in cash	157,708	186,443

Cash at beginning of period	28,735	-

Cash at end of period	$186,443	$186,443

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for consulting services	$467,501	$467,501
Issuance of shares for liabilities assumed under reverse merger	$250,513	$250,513
Issuance of shares for subscriptions receivable	$612,000	$612,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -	GENERAL INFORMATION

Power of the Dream Ventures, Inc., f/k/a “Tia V, Inc.” (“PDV”) was incorporated in Delaware on August 17, 2006, with the objective to acquire, or merge with, an operating business.

Reverse merger

PDV entered into and consummated a Securities Exchange Agreement (“Exchange Agreement”) on April 10, 2007. Under the terms of the Exchange Agreement, PDV acquired all the outstanding equity interests of Vidatech, Kft. (also known as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary, (“Vidatech”) in exchange for 33,300,000 shares of PDV’s common stock, and Vidatech thereby became a wholly-owned Hungarian subsidiary of PDV. PDV is governed by the corporate law of the State of Delaware, and the wholly-owned subsidiary, Vidatech, is governed by the corporate law of the Republic of Hungary. PDV and Vidatech are herein collectively referred to as the “Company.”

Since immediately following the acquisition the former stockholders of Vidatech owned majority of the issued and outstanding common stock of PDV and the management of Vidatech controlled the Board of Directors of PDV and its wholly-owned Hungarian subsidiary Vidatech, the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with Vidatech as the accounting acquirer of PDV. The accompanying condensed consolidated financial statements of the Company reflect the historical results of Vidatech, and the condensed consolidated results of operations of PDV subsequent to the acquisition date.

All reference to shares and per share amounts in the accompanying condensed consolidated financial statements have been restated to reflect the aforementioned shares exchange.

Business

The Company is engaged in the acquisition, development, licensing, commercialization, and the investment in, directly or through business acquisitions, of technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. The main goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through June 30, 2007 the Company was primarily focused on the raising of capital. As of June 30, 2007 the Company acquired two technologies, TothTelescope and RiverPower. Both of these technologieas are still in development stage and commercialization activites have not been started. As of June 30, 2007 the Company has only realized limited revenues from the TothTelescope project and no revenues from RiverPower. As a result, the accompanying condensed consolidated financial statements have been presented on a development stage basis.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -	GENERAL INFORMATION (Continued)

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2007 and for the period from April 26, 2006 (date of inception) to June 30, 2007. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the financial statements and footnotes thereto included in the Company’s filing on Form 8-K, as filed on April 16, 2007 with the Securities and Exchange Commision (“SEC”) and as amended on August 30, 2007.

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern that contemplates the utilization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through June 30, 2007, the Company had an accumulated deficit of $419,710 and net cash used in operations of $119,459. At June 30, 2007, the Company net a working capital deficit of $88,982 and stockholders’ deficiency of $78,018, however, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) will allow them to continue operations and executive its business plan.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -	GENERAL INFORMATION (Continued)

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2007. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or dely its comtemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted in preparation of the condensed consolidated financial statements are set out below.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PDV and its wholly-owned Hungarian subsidiary, Vidatech. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those based upon management’s judgments, estimates and assumptions.

Revenue Recognition:

Sales are recognized when there is evidence of a sales agreement, the delivery of the goods or services has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Sales are measured based on the net amount billed to a customer. Generally there are no formal customer acceptance requirements or further obligations.  Customers do not have a general right of return on products shipped therefore no provisions are made for return.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are stated at historical value, which approximates fair value. The Company does not require collateral for accounts receivable. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write offs, and customers’ financial condition.

Inventories:

Inventories are stated at the lower of cost, determined based on weighted average cost or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Fixed assets:

Fixed assets are stated at cost or fair value for impaired assets. Depreciation and amortization is computed principally by the straight-line method. Asset amortization charges are recorded for long lived assets. In the related periods, no asset impairment charges were accounted for.

Depreciation is recorded commencing the date the assets are placed in service and is calculated using the straight line basis over their estimated useful lives.

The estimated useful lives of the various classes of long-lived assets are approximately 3-7 years.

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the government or by pension funds, therefore no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2007 the Company had no warranty obligation in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gans and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at June 30, 2007 is $6,063.

Translation of Foreign Currencies:

The U.S. dollar is the functional currency for all of the Company’s businesses, except its operations in Hungary. Foreign currency denominated assets and liabilities for this unit is translated into U.S. dollars based on exchange rates prevailing at the end of each period presented, and revenues and expenses are translated at average exchange rates during the period presented. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of equity, under other comprehensive income.

Net Income (Loss) Per Share of Common Stock:

Basic and diluted net income (loss) per share of common stock are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Business Segment:

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, there are no operating segments since substantially all business operations, assets and liabilities are in Hungarian geographic segment.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Employee Stock-Based Compensation:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

Recent Accounting Pronouncements:

In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for the Company beginning in January 1, 2007.  The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. The new standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -	INCOME TAXES

At June 30, 2007, the Company had net operating loss carry forward (“NOL”) in the amount of approximately $420,000. These carry forward losses are available to offset future taxable income, if any. The Company's utilization of this NOL against future taxable income is subject to the Company having profitable operations or a profitable sale of Company assets, which creates taxable income. Due to the uncertainty surrounding the realization of the benefits associated with the NOL and the other temporary differences, the Company has chosen to provide an allowance of 100% against all allowable NOL, regardless of their time of expiry.

Deferred tax assets as of June 30, 2007 are presented below:

Deferred tax assets:

NOL carry forwards	$13,063

Total deferred tax assets	13,063

Less: valuation allowance	13,063

Total	$-

Increase in valuation allowance during three and six months period ended June 30, 2007 was $13,063.

NOTE 4 -	OTHER RECEIVABLES

June 30, 2007

VAT reclaimable	$10,598
Employee advances	2,912
Other	3,034
Total	$16,544

NOTE 5 -	INVENTORY

At June 30, 2007 inventories contained semi-finished goods of approximately $4,000.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 -	FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2007:

June 30, 2007

Machinery and equipment	$4,191
Office equipment	6,953
Software and website registration rights	7,170
Total	18,314
Less: Accumulated depreciation and amortization	7,350
Net property and equipment	$10,964

Depreciation and amortization expense for three and six-month period ended June 30, 2007 was $1,756 and $2,756, respectively and $5,812 for the period from April 26, 2006 (date of inception) to June 30, 2007.

NOTE 7 -	NOTE PAYABLE

On April 10, 2007 in connection with reverse merger (See Note 1) the Company assumed a note payable of $250,000 to the former stockholder, Mary Passalaqua with one year maturity at April 5, 2008. The note payable bears prime rate interest (8.25% at June 30, 2007). Interest expense in connection with such note amounted to $4,583 at June 30, 2007 and was accrued and included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

NOTE 8 -	STOCKHOLDERS’ DEFICIENCY

In May, 2006, the Company entered into a short term loan agreement with one of the stockholders, who is also the Chief Executive Officer of the Company, Viktor Rozsnyay, for approximately $96,000 with a maturity of April 30, 2007. On December 28, 2006 such stockholder of the Company elected to convert such loan into equity, which is recorded as additional paid in capital.

In March, 2007, the Company entered into a short term loan agreement with another one of its stockholders, who is also the Chief Financial Officer of the company, Danial Kun Jr., for approximately $54,000 with a maturity of March 31, 2007. On March 31, 2007 such stockholder of the Company elected to convert such loan into equity, which is recorded as additional paid in capital.

On April 10, 2007, PDV entered into a reverse merger transaction with Vidatech. In connection with the merger 2,500,000 shares of PDV common stock remained outstanding and PDV issued 33,300,000 shares of its common stock for all the outstanding common stock of Vidatech. As a result of this transaction, the former stockholders of Vidatech became the controlling stockholders of PDV. Accordingly, the reverse merger has been accounted for as a recapitalization of Vidatech.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ DEFICIENCY (Continued)

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. Of the total subscription receivable, $153,000 was received on or before June 30, 2007 and the balance was received by the Company in full by August 21 2007. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that within 90 days from the Offering Termination Date, as defined, it would file a registration statement with the SEC covering the resale of the shares of the Company's common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

In June 2007 the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at fair value of $0.34 in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $65,307 for the three and six-month period ended June 30, 2007 and also for the the period from April 26, 2006 (date of inception) to June 30, 2007, in accordance with EITF 96-18.

In April 2007 the Company entered an agreement with two professionals for legal services. According to the agreement the professionals provided legal services to the Company in 2007. In connection with these services, the Company issued to them 500,000 shares of the Company’s common stock upon the execution. These share issuances were recorded at fair value of $0.34 in the total amount of $170,000 and the related expense was recorded under general administration.

In May of 2007 the Company entered into an Invention Transfer Agreement (“ITA”) with two Hungarian individuals (“Inventors”). As pursuant to the terms of the agreement transfer of rights to the inventions have been effected and the Company onws all right to the technology. The Company has since then filed two patent applications in the Republic of Hungary to protect the technology. The Company intends to file necessary applications for both patents within the time allotted for such filings. The Company intends to manufacture what has been termed RiverPower technology. According to terms of the agreement if the Company elects to transfer right of the technology to a third party the Company is obligated to share the fees with the Inventors on a proportionate basis.

In connection with the ITA, the Company issued 100,000 shares of the Company’s common stock to the Inventors upon the execution. These shares issuance were recorded at fair value of $0.34 per share in the total amount of $34,000. The cost of the related invention was recorded as research and development expense.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 –	RECLASSIFICATIONS

Certain of the prior year balances have been reclassifed to conform with current year presentation.

Index

ITEM 2 – PLAN OF OPERATION

Overview

We were incorporated in Delaware on August 17, 2006 under the name Tia V, Inc. Since inception, and prior to our acquisition of Vidatech on April 10, 2007, we were engaged solely in organizational efforts and obtaining initial financing. Our sole business purpose was to identify, evaluate and complete a business combination with an operating company.

On April 10, 2007 we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from whom it acquires technologies or participation interests in such technologies. Prior to December 31, 2006 Vidatech was primarily focused on organizational and capital raising activities. Through June 30, 2007 we have had only limited operations and acquired rights or interests to only two technologies, TothTelescope and RiverPower.

We now operate in Hungary through our wholly owned subsidiary, Vidatech Kft., a Hungarian company. Our offices in Hungary are located at 1095 Budapest, Soroksari ut 94-96, Hungary.

Description of our Business and Properties

Through Vidatech, we aim to provide pro-active support for idea, research, start-up and expansion-stage technology companies having rights to technologies or intellectual properties which we believe to be potentially commercially viable, by offering a range of services designed to encourage and protect the continuing development and eventual commercialization of those technologies.

Our focus will be on technologies and technology companies based in the Republic of Hungary. We believe that the availability of technologies for purchase or license, coupled with the lack of sufficient investment capital for such technologies in Hungary, present us with an opportunity to acquire technologies on terms and conditions which we deem advantageous.

Our strategy is to acquire majority interests in technologies through, among other things, direct investment in start-up and expansion stage technologies and technology companies; cooperative research and development agreements with such companies; direct licensing agreements; joint venture arrangements; or, direct acquisition of technologies and intellectual properties.

We also intend to provide services to assist in:

-	The design of, research of, building of and testing of prototypes;
-	facilitation of preparation of filing and prosecution of patent applications with Hungarian patent attorneys;
-	business structuring;

Index

ITEM 2 – PLAN OF OPERATION (Continued)

-	financing of research and development activities;
-	the exposure of the technology to international markets; and
-	the commercialization and/or sale of the subject technology.

We expect to obtain a majority participation interest in any given transaction involving idea, research, seed, start-up, early stage, technologies.

Capital Resources and Liquidity

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. Of the total subscription receivable, $153,000 was received on or before June 30, 2007 and the balance was received by the Company in full by August 21 2007.

With the proceeds from our recently completed offering, we believe that our cash position is sufficient to maintain operations for the next twelve months including a budget and plan of spending approximately $250,000 on general administrative expenses, $120,000 on legal, accounting and compliance related expenses, $130,000 on continued development of our RiverPower technology, $25,000 on TothTelescope marketing and $240,000 on additional technology acquisitions. On June 30, 2007, we had working capital deficit of $88,982.

Other than the recently completed offering all of our funding to date has been generated from loans from our officers, directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our RiverPower and the TothTelescope technologies; in addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technolgoies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

We currently have no arrangements for such financings and can give you no assurance that such financings will be available to us when required or on terms that we deem acceptable or at all. We believe that should our securities commence trading on the over-the-counter marketplace, our ability to raise funds will be enhanced but this in itself will not guarantee that we will in fact be able to raise the capital required to implement our business strategy fully.

Going Concern Qualification

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern that contemplates the utilization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues there from. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies. As of June 30, 2007, the Company had an accumulated deficit since inception of $419,710.

Since inception through June 30, 2007, the Company had an accumulated deficit of $419,710 and net cash used in operations of $119,459. At June 30, 2007, the Company net a working capital deficit of $88,982 and stockholders’ deficiency of $78,018, however, management of the Company believes that the recent funding from the private placement of the Company’s common shares will allow them to continue operations and executive its business plan.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2007. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or dely its comtemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We chose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that our management believes to be critical to understanding the results of our operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are the same as those described in the Form 8-K of the Company filed on 16 April, 2007 for the year ended December 31, 2006 with Securities and Exchange Commission (“SEC”) and as amended on August 30, 2007.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for us beginning in January 1, 2007.  The adoption of FIN 48 did not have a significant impact on our consolidated financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. The new standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

Three Months Period Ended June 30, 2007 compared to Three Months Period Ended June 30, 2006

Revenue

For the three months ended June 30, 2007, we had no revenues.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

General, selling and administrative expenses

For the three months ended June 30, 2007 general, selling and administrative expenses were $284,373 as compared to $1,438 for the three months ended June 30, 2006. The increase in general, selling and administrative expenses of $282,935 are attributable to the additional staff/consultants (legal, audit), the cost of the reverse merger, technology development and acquisition and increased administrative and operating expenses.

Six Months Period Ended June 30, 2007 compared to Six Months Period Ended June 30, 2006

Revenue

For the six months ended June 30, 2007, we had no revenues.

General, selling and administrative expenses

For the six months ended June 30, 2007 general, selling and administrative expenses were $329,472 as compared to $ 1,438, for the six months ended June 30, 2006. The increase in general, selling and administrative expenses of $328,034 are attributable to the additional staff/consultants (legal, audit), the cost of the reverse merger, technology development and acquisition and increased administrative and operating expenses.

INFLATION AND FOREIGN CURRENCY

We maintain our books in local currency: US Dollars for the parent holding company in the United States of America and Hungarian Forint for Vidatech in Hungary.

Our operations are conducted primary outside of the United States through our wholly owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of  our subsidiary’s  forint denominated balance sheets into U.S. dollars, as of June 30, 2007, has been affected by the weakening of the U.S. dollar against the Hungarian forint from 191.62 HUF/USD as of December 31, 2006, to 181.70 HUF/USD as of June 30, 2007, an approximate 5% depreciation in value. The average Hungarian forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of

Index

ITEM 2 – PLAN OF OPERATION (Continued)

operations into U.S. dollars, for the six months ended June 30, 2007 and 2006 were 187.96 and 211.74, respectively.

ITEM 3 – CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by annual Report on Form 8-K as filed on April 16, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of end of the period covered by this report (June 30, 2007).

a)
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer at June 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b)
Changes in Disclosure Controls and Procedures. There were no changes in our internal control over financial reporting during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Forward-Looking Statements

We may from time to time make written or oral statements that are "forward-looking," including statements contained in this Form 10QSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and

Index

PART II – OTHER INFORMATION (Continued)

results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

•	volatility or decline of our stock price;

•	potential fluctuation in quarterly results;

•	our failure to earn revenues or profits;

•	inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

•	inadequate capital to continue business;

•	changes in demand for our products and services;

•	rapid and significant changes in markets;

•	litigation with or legal claims and allegations by outside parties;

•	insufficient revenues to cover operating costs.

ITEM 1 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2007 the following sales of unregistered shares were effected:

On April 10, 2007, PDV entered into a reverse merger transaction with Vidatech. In connection with the merger 2,500,000 shares of PDV common shares remained outstanding and PDV issued 33,300,000 shares of its common stock for all the outstanding common stock of Vidatech. As a result of the transaction, the former stockholders of Vidatech became the controlling stockholders of PDV. Accordingly, the reverse merger has been accounted for as a recapitalization of Vidatech.

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total  subscription receivable  of $765,000. Of  the  total  subscription receivable,  $153,000 was

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)

 received on or before June 30, 2007 and the balance was received by the Company in full by August 21 2007. Proceeds from he offering will be used for general corporate expenses, development of technologies already under management and for the acquisition of additional technologies.

The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that within 90 days from the Offering Termination Date, as defined, it would file a registration statement with the SEC covering the resale of the shares of the Company's common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

In June 2007 the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at fair value of $0.34 in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $65,307 for the three and six-month period ended June 30, 2007 and also for the the period from April 26, 2006 (date of inception) to June 30, 2007, in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjuctions with Selling Goods or Services.”.

In April 2007 the Company entered an agreement with two professionals for legal services. According to the agreement the professionals provided legal services to the Company in 2007. In connection with these services, the Company issued to them 500,000 shares of the Company’s common stock upon the execution. These share issuances were recorded at fair value of $0.34 in the total amount of $170,000 and the related expense was recorded under general administration.

In May of 2007 the Company entered into an Invention Transfer Agreement (“ITA”) with two Hungarian individuals (“Inventors”). As pursuant to the terms of the agreement transfer of rights to the inventions have been effected and the Company onws all right to the technology.

The Company has since then filed two patent applications in the Republic of Hungary to protect the technology. The Company intends to file necessary applications for both patents within the time allotted for such filings. The Company intends to manufacture what has been termed RiverPower technology. According to terms of the agreement if the Company elects to transfer right of the technology to a third party the Company is obligated to share the fees with the Inventors on a proportionate basis.

In connection with the ITA, the Company issued 100,000 shares of the Company’s common stock to the Inventors upon the execution. These shares issuance were recorded at fair value of $0.34 per share in the total amount of $34,000. The cost of the related invention was recorded as research and development expense.

Index

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the period ended June 30, 2007.

ITEM 5 – OTHER INFORMATION

In the most recent quarter we entered into five consulting agreements with five individuals; the terms of the agreements range from 12 to 24 months in length. The five individuals were Mr. Eugene Guhne, Mr. Gabor Kolossvary, Mr. Gabor Szilagyi, Mr. Mihaly Zala and Mr. Charles Machin.

Mr. Gene Guhne provides general business and financial consulting services to us  including, but not limited to the following:
(i)	assisting with the development and refinement of our business plan on a going forward basis;
(ii)	advising us on optimizing its business model and, in connection therewith, reviewing technologies and related commercialization possibilities with our management; and
(iii)	identifying, for our benefit, potential technology sources.

Mr. Guhne’s agreement is for a term of 12 months.

Mr. Charles Machin provides general business consulting services to us including, but not limited to the following:
(i)	assistance in visualizing, via computer generated imagery, technolgies being developed by us , with a special emphasis on RiverPower; and
(ii)	providing general computer aided design, engineering, website illustration, website development and promotional materials creation.

Mr. Machin’s agreement is for a term of 12 months.

Mr. Gabor Kolossvary provides specific business consulting services to us including, but not limited to the following:

(i)	assistance with testing approval(s) of our RiverPower initiative within Hungary and internationally, when appropriate;
(ii)	assistance with the development of a testing and evaluation protocol to conform with Hungarian water management regulations of our RiverPower; and
(iii)	general business development services as it relates to our RiverPower initiate based on Mr. Kolossvary ’s twenty years of water management and hydro engineering experience

Index

ITEM 5 – OTHER INFORMATION (Continued)

Mr. Gabor Kolossvary’s agreement is for a term of 12 months.

Mr. Gabor Szilagyi provides legal representation of Power of the Dream Venture’s wholly owned Hungarian subsidiary, Vidatech Kft., in all legal matters relating to the operation of Vidatech as stipulated and mandated by Hungarian law.

Mr. Hihaly Zala provides general business consulting services to us including, but not limited to the following:
(i)	technology evaluation, selection, development and management expertise:
(ii)	interfacing with inventors, whose products are considered for acquisition or development, and with companies, in which an equity participation or investment is contemplated; and
(iii)	with day to day managerial task related toour Hungarian wholly owned subsidiary, Vidatech Kft.

In connection with these various agreements, we have issued an aggregate of a one-time payment of 1,375,000 shares of the Company’s common stock upon the execution of consulting agreements. These shares issuance were recorded at fair value of $0.34 in the total amount of $467,501. Of this amount Mr. Gene Guhne’s shares are recorded at $340,000; Mr. Gabor Kolosvary’s at $34,000; Mr. Gabor Szilagyi’s at $34,000; Mr. Mihaly Zala’s at $34,000 and Mr. Charles Machin’s at $25,501.

Index

ITEM 6 - EXHIBITS

10.1	Form of Regulation S Subscription Agreement
10.2	Form of Regulation S Registration Rights Agreement

10.3	Business Consulting Agreement - C. Machin
10.4	Amendment No. 1 to C. Machin Consulting Agreement

10.5	Business Consulting Agreement - G. Kolossvary
10.6	Amendment No. 1 to G. Kolossvary Consulting Agreement

10.7	Business Consulting Agreement - G.Szilagyi
10.8	Amendment No. 1 to G. Szilagyi Consulting Agreement

10.9	Business Consulting Agreement - M.Zala
10.10	Amendment No. 1 to M. Zala Consulting Agreement

10.11	RiverPower invention transfer agreement
10.12	Amendment to RiverPower Invention Transfer Agrement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: September 5, 2007	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Daniel Kun, Jr.
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10QSB for the quarter ended June 30, 2007
Index to Exhibits Filed

10.1	Form of Regulation S Subscription Agreement
10.2	Form of Regulation S Registration Rights Agreement

10.3	Business Consulting Agreement - C. Machin
10.4	Amendment No. 1 to C. Machin Consulting Agreement

10.5	Business Consulting Agreement - G. Kolossvary
10.6	Amendment No. 1 to G. Kolossvary Consulting Agreement

10.7	Business Consulting Agreement - G.Szilagyi
10.8	Amendment No. 1 to G. Szilagyi Consulting Agreement

10.9	Business Consulting Agreement - M.Zala
10.10	Amendment No. 1 to M. Zala Consulting Agreement

10.11	RiverPower invention transfer agreement
10.12	Amendment to RiverPower Invention Transfer Agrement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.