Form 10QSB
period 2007-09-30
Power of The Dream Ventures Inc
filed 2007-11-01
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 000-52289

Power of the Dream Ventures Inc.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	51-0597895
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

1095 Budapest
Soroksari ut 94-96
Hungary
 (Address of principal executive offices)

+36-1-456-6061
(Issuer’s telephone number, including area code)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of October 30, 2007, there were 40,025,000 shares of the issuer’s common stock, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10-QSB
September 30, 2007

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Notes	September 30, 2007

ASSETS

Current Assets
Cash		$375,227
Other receivables	3	50,090
Inventories	5	4,364
Total Current Assets		429,681

Fixed assets, net	6	328,557
Deposit towards capital lease assets		45,514

Total Assets		$803,752

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$87,266
Capital leases payable, current portion	8	33,800
Note payable	7	250,000
Total Current Liabilities		371,066

Long term liabilities
Capital leases payable, less current portion	8	158,842
Total Long Term Liabilities		158,842

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 40,025,000 shares issued and outstanding	9	4,003
Additional Paid-In Capital		1,345,820
Deficit accumulated during development stage		(787,246)
Other Comprehensive Income		836
Unearned Compensation		(289,569)
Total Stockholders’ Equity		273,844

Total liabilities and stockholders’ equity		$803,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine months ended September 30, 2007	Nine Months ended September 30, 2006	For the Period from April 26, 2006 (date of inception) to September 30, 2007

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		10,627	513	13,123	513	15,978
General administration		247,863	15,970	577,335	17,408	608,084
Research and development	5	58,025	-	92,025	-	92,025
Personnel expenses		8,472	-	8,472	-	8,472
Depreciation and amortization	6	15,671	1,990	18,427	1,990	21,483
Other expenses, net		1,453	4,969	7,317	4,969	13,318
Operating expenses		342,111	23,442	716,699	24,880	759,360

Loss from operations		(342,111)	(23,442)	(716,699)	(24,880)	(757,238)

Interest expense and exchange losses		(25,425)	-	(30,008)	-	(30,008)
Loss before provision (benefit) for income taxes		(367,536)	(23,442)	(746,707)	(24,880)	(787,246)

Provision (benefit) for income taxes		-	2,747	(5,439)	2,977	-

Net loss		$(367,536)	$(20,695)	$(752,146)	$(21,903)	$(787,246)
Basic and Diluted loss per share		$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding – Basic and diluted		40,025,000	33,300,000	36,859,615	33,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stocks
	Shares	Amount	Accumulated	Additional	Other	Unearned	Total
			Deficit During	Paid In	Comprehensive	Compensation
			Developmental	Capital	Income
			Stage

Issuance of common stock	33,300,000	$3,330		$10,670			$14,000
Contributed Capital				96,100			96,100
Currency Translation Adjustment					$4,151		4,151
Net loss for the period			$(35,100)				(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151		79,151
Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250		(250,763)			(250,513)

Private placement of shares at $0.34 per share (See Note 9)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 9)	1,875,000	188		637,313		$(467,501)	170,000

Shares issued for research and development at $0.34 per share (See Note 9)	100,000	10		33,990			34,000

Amortization of Unearned Compensation						177,932	177,932

Currency Translation Adjustment					(3,315)		(3,315)

Net loss for the period			(752,146)				(752,146)
Balance at September 30, 2007 (unaudited)	40,025,000	$4,003	$(787,246)	$1,345,820	$836	$(289,569)	$273,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2007	Cumulative from April 26, 2006 (date of inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$752,146	$787,246
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	177,932	177,932
Issue of shares for legal services	170,000	170,000
Issue of shares for research and development	34,000	34,000
Depreciation and amortization	18,427	21,483
	(351,787)	(383,831)
Changes in operating assets and liabilities:
Increase in inventories	-	(4,028)
Increase in other current assets	(9,768)	(50,090)
Decrease in deferred tax assets	5,439	-
Increase in accounts payable and accrued liabilities	74,512	86,754

Net cash used in operating activities	(281,604)	(351,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(141,422)	(158,884)
Deposit towards capital lease assets	(45,514)	(45,514)
Net cash used in investing activities	(186,936)	(204,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	53,735	149,835
Proceeds from sale of common stock	765,000	779,000
Net cash from financing activities	818,735	928,835

Effect of exchange rate changes on cash	(3,703)	1,985

Net increase in cash	346,492	375,227

Cash at beginning of period	28,735	-

Cash at end of period	$375,227	$375,227

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$671,501	$671,501
Issuance of shares for liabilities assumed under reverse merger	$250,513	$250,513
Purchase of fixed assets through the assumption of capital lease obligations	$192,642	$192,642

Cash paid for:
Interest	2,589	2,589
Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  GENERAL INFORMATION

Power of the Dream Ventures, Inc., f/k/a “Tia V, Inc.” (“PDV” or the “Company”) was incorporated in Delaware on August 17, 2006, with the objective to acquire, or merge with, an operating business.

Reverse merger

PDV entered into and consummated a Securities Exchange Agreement (“Exchange Agreement”) on April 10, 2007. Under the terms of the Exchange Agreement, PDV acquired all the outstanding equity interests of Vidatech, Kft. (also known as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary, (“Vidatech”) in exchange for 33,300,000 shares of PDV’s common stock, and Vidatech thereby became a wholly-owned Hungarian subsidiary of PDV. PDV is governed by the law of the State of Delaware, and its wholly-owned subsidiary, Vidatech, is governed by the law of the Republic of Hungary. PDV and Vidatech are herein collectively referred to as the “Company.”

Following the acquisition the former stockholders of Vidatech owned a majority of the issued and outstanding common stock of PDV and the management of Vidatech controlled the Board of Directors of PDV and its wholly-owned Hungarian subsidiary Vidatech. Therefore the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with Vidatech as the accounting acquirer of PDV. The accompanying condensed consolidated financial statements of the Company reflect the historical results of Vidatech, and the condensed consolidated results of operations of PDV subsequent to the acquisition date. In connection with the Exchange Agreement, PDV adopted the fiscal year end of Vidatech as December 31.

All reference to shares and per share amounts in the accompanying condensed consolidated financial statements have been restated to reflect the aforementioned shares exchange.

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through September 30, 2007, the Company primarily focused on the raising of capital. As of September 30, 2007, the Company acquired six technologies, TothTelescope, RiverPower and the Kalmar inventions (fire-proofing Liquid, technology for utilizing communal waste as a concrete additive and technology for repairing potholes with the use of recycled plastics) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine technology. All of these technologies are still in the development stage (see Note 5). As of September 30, 2007, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying condensed consolidated financial statements have been presented on a development stage basis.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2007 and for the period from April 26, 2006 (date of inception) to September 30, 2007. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the financial statements and footnotes thereto included in the Company’s filing on Form 8-K, as filed on April 16, 2007 with the SEC and as amended on August 30, 2007.

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through September 30, 2007, the Company had an accumulated deficit of $787,246 and net cash used in operations of $351,195. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 9) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2008. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those based upon management’s judgments, estimates and assumptions. Critical accounting policies requiring the use of estimates are depreciation and amortization and share-based payments

Revenue Recognition:

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2007, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

Research and development and Investment and Advances to Non-Consolidated Entities:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2 "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with investments and advances  in development-stage technology entities in which the company owns or controls less than a 50% voting interest, (see Note 5) where repayment from such entity is based on the results of the research and development having future economic benefit, the investment and advances are accounted for as costs incurred by the Company as research and development in accordance with SFAS No. 68 "Research and Development Arrangements".

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2007 is $838.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payments:
In accordance with SFAS No. 123R “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. As the Company did not issue any employee SBP prior to September 30, 2007, there is no compensation cost recognized in the accompanied condensed consolidated financial statements.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 3 -  OTHER RECEIVABLES

September 30, 2007

VAT reclaimable	$41,364
Advances given	2,887
Other	5,839
Total	$50,090

NOTE 4 -  INVENTORY

At September 30, 2007, inventories contained semi-finished goods of approximately $4,000.

NOTE 5 -  RESEARCH AND DEVELOPMENT (“R&D”)

In August, 2007, the Company entered into an agreement with two Hungarian individuals to establish In4 Kft (“in4). In4’s business is focused on software development and information technology purposes. The Company is a minority shareholder in in4 with 30% voting rights, which operates under independent management.

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan can be withdrawn by May 31, 2009. The loan bears interest at the Hungarian prime rate interest (7.50% at September 30, 2007). The purpose of the loan is to finance the development of an internet software called “eGlue”, a search engine and social network enabler based on semantic internet technology. According to the contract if the software is successfully developed, the outstanding amount of the loan and the related interest may be converted into equity in the associate for up to 40% voting rights. According to the agreement the members of the company are not entitled to receive dividends until May 31, 2009.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 -  RESEARCH AND DEVELOPMENT (“R&D”) – (Continued)

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of eGlue having future economic benefit, management has expensed the Company's investment in in4 of approximately $5,000 and loan to in4 of $30,531 as R&D in the accompanying condensed consolidated statements of operations, in accordance with SFAS No. 68 "Research and Development Arrangements".

On 24 May, 2007, the Company entered into an Invention Transfer Agreement (“ITA”) with two Hungarian individuals (“Inventors”). The purpose of this agreement is for the inventors to transfer to the Company the exclusive right of utilising and patenting the invention, with the aim of the Company’s patenting the invention, having it registered as a patent in the patent registers and later on manufacturing or having the invention manufactured or utilising it in manufacturing processes in the course of the utilisation of a potential patent. According to the agreement if in the future the Company re-transfers the exclusive right of utilisation to a third party the Company is obligated to share the fees with the Inventors on a proportionate basis.

In connection with the ITA, the Company issued 100,000 shares of the Company’s common stock to the Inventors. These shares issuance were recorded at fair value of $0.34 per share in the total amount of $34,000. The cost of the related invention was recorded as research and development expense.

NOTE 6 -  FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2007:

September 30, 2007

Machinery and equipment	$65,885
Vehicles	250,774
Office equipment	24,802
Software and website registration rights	10,065
Total	351,526
Less: Accumulated depreciation and amortization	(22,969)
Net property and equipment	$328,557

The net book value of fixed assets under capital lease amount to $244,839 at September 30, 2007. Depreciation and amortization expense for three and nine-month periods ended September 30, 2007 was $15,671 and $18,427, respectively and $22,969 for the period from April 26, 2006 (date of inception) to September 30, 2007.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 -  NOTE PAYABLE

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua with one year maturity at April 5, 2008. The note payable bears interest at the prime rate (7.75% at September 30, 2007). Interest expense in connection with such note amounted to $5,052 and $9,635 for the three and nine-month periods at September 30, 2007, and was accrued and included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

NOTE 8 -  CAPITAL LEASES PAYABLE

In August, 2007, the Company entered into capital lease agreements on 3 vehicles for management purposes. The maturity of the lease is 60 months and is denominated in CHF. Instalments and interest is due on a monthly basis.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007:

For the year ending September 30	Amounts

2008	$48,532
2009	48,532
2010	48,532
2011	48,532
2012	40,443

Total minimum lease payments	234,571

Less: amounts representing interest	41,929

Present value of net minimum lease payments	192,642

Less: current portion	33,800

Long term liability	$158,842

NOTE 9 -  STOCKHOLDERS’ EQUITY

In May, 2006, the Company entered into a short term loan agreement with its Chief Executive Officer, Viktor Rozsnyay, for approximately $96,100 with a maturity of April 30, 2007. On December 28, 2006 Mr. Rozsnyay elected to convert the loan into equity, which is recorded as additional paid in capital.

In March, 2007, the Company entered into a short term loan agreement with its Chief Financial Officer, Daniel Kun Jr., for approximately $53,735 with a maturity of March 31, 2007. On March 31, 2007 Mr. Kun elected to convert the loan into equity, which is recorded as additional paid in capital.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 -  STOCKHOLDERS’ EQUITY (Continued)

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

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company's common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at  $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $112,625 and $177,932 for the three and nine-month period ended September 30, 2007, respectively and $177,932 for the the period from April 26, 2006 (date of inception) to September 30, 2007, in accordance with EITF 96-18.

In April 2007, the Company entered into an agreement with two professionals for legal services. According to the agreement the professionals provided legal services to the Company in 2007. In connection with these services, the Company issued to them 500,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $170,000 and the related expense was recorded under general administration.

In connection with the ITA (See Note 5), the Company issued 100,000 shares of the Company’s common stock to the Inventors. These shares issuance were recorded at fair value of $0.34 per share in the total amount of $34,000. The cost of the related invention was recorded as research and development expense.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 -  SUBSEQUENT EVENTS

In October 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,000 shares of its common stock at $2.50 per share for for aggregate proceeds of $260,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company's common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

On October 24, 2007, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 250,000 shares of the Company’s restricted common stock of which 100,000 shares are vested upon grant and 30,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

On October 1, 2007, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock of which 50,000 shares are vested upon grant and 10,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Mihaly Zala, the Chief Technology Officer of the Company. As part of the agreement Mr. Zala was granted 150,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Zala is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 25,000 shares of restricted common stock, which will vest on equal installments of 5,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

On October 1, 2007, the Company entered into a restricted stock agreement with Sandorne Juhasz, who provides payroll accounting services to the Company on a subcontracting basis. As part of the agreement Ms. Juhasz was granted 11,000 shares of restricted common stock, of which 8,000 is will vest upon grant and 750 shares will vest quarterly, at the end of each quarter, so long as Ms. Juhasz is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. Previously Mr. Kun served as Secretary, Treasurer and Chief Financial Officer. As part of the agreement Mr. Kun was granted 250,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 -  SUBSEQUENT EVENTS (Continued)

On October 24, 2007, the Company entered into a restricted stock agreement with Viktor Rozsnyay, who is serving as President and Chief Executive Officer of the Company. As part of the agreement Mr. Rozsnyay was granted 250,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Rozsnyay is employed by the Company.

In October, 2007, the Company entered a new capital lease agreement. The maturity of the lease is 72 months and is denominated in CHF. Instalments and interest is due on a monthly basis. The minimum lease payments amount to $54,927, the present value of net minimum lease payments is $42,798. In September, 2007, the Company deposited $45,514 towards capital lease obligation for automobiles.

Index
ITEM 2 – PLAN OF OPERATION

Overview

We were incorporated in Delaware on August 17, 2006, under the name Tia V, Inc. Since inception, and prior to our acquisition of Vidatech on April 10, 2007, we were engaged solely in organizational efforts and obtaining initial financing. Our sole business purpose was to identify, evaluate and complete a business combination with an operating company.

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2006, Vidatech was primarily focused on organizational and capital raising activities. Through September 30, 2007, we have had only limited operations and acquired rights to six technologies, TothTelescope, RiverPower and the Kalmar inventions (fire-proofing liquid, technology for utilizing communal waste as a concrete additive and technology for repairing potholes with the use of recycled plastics) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine technology.

We now operate in Hungary through our wholly owned subsidiary, Vidatech Kft., a Hungarian company. Our office in Hungary is located at 1095 Budapest, Soroksari ut 94-96, Hungary.

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

Our focus will be on technologies and technology companies based in the Republic of Hungary. We believe that the availability of technologies for purchase or license, coupled with the lack of sufficient investment capital for such technologies in Hungary, present us with an opportunity to acquire technologies on terms and conditions that we deem advantageous.

Our strategy is to acquire majority interests in technologies through, among other things, direct investment in start-up and expansion stage technologies and technology companies; cooperative research and development agreements with such companies; direct licensing agreements; joint venture arrangements; or, direct acquisition of technologies and intellectual properties.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

We also intend to provide services to assist in:

- The design of, research of, building of and testing of prototypes;
- facilitation of preparation of filing and prosecution of patent applications with
  Hungarian patent attorneys;
- business structuring;

- financing of research and development activities;
- the exposure of the technology to international markets; and
- the commercialization and/or sale of the subject technology.

We expect to obtain a majority participation interest in any given transaction involving idea, research, seed, start-up, early stage, technologies.

Capital Resources and Liquidity

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stock at $0.34 for an aggregate proceeds of $765,000.

Subsequently, on October 12, 2007, we completed a second private placement under Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company sold 104,000 shares of its common stock at $2.50 per share for aggregate proceeds of $260,000.

With the proceeds from these offering, we hope that our cash position is sufficient to maintain operations for the next six to twelve months including a budget and plan of spending approximately $280,000 on general administrative expenses, $150,000 on legal, accounting and compliance related expenses, $200,000 on continued development of our RiverPower technology, $25,000 on TothTelescope marketing, $100,000 on developing the ‘Kalmar’ acquisitions (Fire-Proofing Liquid, Technology for utilizing Communal Waste as a concrete additive and Technology for Repairing Potholes with the use of recycled plastics) $200,000 on our in4 investment and $90,000 on additional technology acquisitions. On September 30, 2007, the Company had working capital of $58,615.

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our RiverPower, TothTelescope the Kalmar inventions (fire-proofing liquid, technology for utilizing communal waste as a concrete additive and technology for repairing potholes with the use of recycled plastics) and our in4 Kft. investment. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

We currently have no arrangements for such financings and can give you no assurance that such financings will be available to us when required or on terms that we deem acceptable or at all. We believe that should our securities commence trading on the over-the-counter marketplace, our ability to raise funds may be enhanced but this in itself will not guarantee that we will be able to raise the capital required to implement some or all of our business strategy.

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through September 30, 2007, the Company had an accumulated deficit of $787,246 and net cash used in operations of $351,195. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 9) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning during 2007. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We chose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that our management believes to be critical to understanding the results of our operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are as those described in the Form 8-K of the Company filed on April 16, 2007 for the year ended December 31, 2006 with the SEC and as amended on August 30, 2007 and as follows.

Research and Development:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2 "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the investment and advances in subsidiary, associate or other entity where repayment from such subsidiary, associate or entity solely on the results of the research and development having future economic benefit, the investment and advance is accounted for as costs incurred by the Company as research and development in accordance with SFAS No. 68 "Research and Development Arrangements".

Share-Based Payment:

In accordance with SFAS No. 123R “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. As the Company did not issue any employee SBP prior to September 30, 2007, there is no compensation cost recognized in the accompanied condensed consolidated financial statements.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

The translation of  our subsidiary’s  Forint denominated balance sheets into U.S. dollars, as of September 30, 2007, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 191.62 HUF/USD as of December 31, 2006, to 176.87 HUF/USD as of September 30, 2007, an approximate 8% depreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2007 and 2006 were 185.96 and 213.39, respectively.

ITEM 3 – CONTROLS AND PROCEDURES

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (“the Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting which constitutes a “material weakness”. Accordingly, management has concluded that a deficiency was identified in its internal controls over financial reporting which constitutes a “material weakness”. Accordingly, management has concluded that its disclosure controls and procedures are not effective.

The material weakness is a result of certain required accruals for expenses and application of an accounting principle not being accounted and applied correctly. In addition, the review process is not being performed in a timely manner.

Index

ITEM 3 – CONTROLS AND PROCEDURES (Continued)

Changes in Internal Controls

We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets.

There were no change in our Internal Controls during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

Changes in Internal Controls Over Financial Reporting

It is our responsibility to establish and maintain adequate internal control over financial reporting. The material weakness identified, relates to accruals for expenses and application of an accounting principle not being accounted and applied correctly. These control deficiencies in the aggregate resulted in misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the material weakness described above. Management intends to remedy the situation by adding sufficient accounting personel experienced in GAAP in the United States.

On October 24, 2007, the Company appointed Ildiko Rozsa to the position of Chief Financial Officer.  Prior to joining the Company, between 1995 and 1996 Ms. Rozsa worked as Audit Assistant at Price Waterhouse Budapest Kft. Between 1997 and 2002 she was Finance and Accounting Director at Vivendi Telecom Hungary. From 2002 to 2004 she was Chief Financial Officer of Bacardi-Martini Hungary Kft. In 2004 she founded and became Managing Director of RIBZ Consulting, a company focusing on working with international clients on US GAAP compliance. Mrs. Rozsa graduated from the College of Finance and Accountancy, later obtaining her masters degree at the Budapest University of Economics. She is a tutor at the Budapest Technical and Economics University.
On October 24, 2007, the Company appointed Szilvia Toth to the position of Chief Accounting Officer.  Prior to joining the Company from 2005 to 2006 Ms. Toth worked at TMF Hungary Kft. an international accounting firm. From 2006 to 2007 she with worked at BDO Forte AccRoll Kft., where her responsibilities included full scale bookkeeping, including preparation of financial statements, reports and tax-returns of Hungarian and foreign companies. Ms. Toth graduated in 2004 from the College of Finance and Accountancy in Budapest as an Economist on Accountancy.

Our management does not expect that our disclosure controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Index

ITEM 3 – CONTROLS AND PROCEDURES (Continued)

Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

By June 15 we completed a private placement under exemption rule Reg. S, offering a total of 2,250,000 shares of common stock to nineteen individuals, all of whom are natives of Hungary, for $0.34 cents per share.  Proceeds from the offering are to be used to cover general corporate administrative expenses, continued development of our RiverPower and TothTelescope technologies, further technology acquisition and development and legal and compliance related expenses.

In October 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,000 shares of its common stock at $2.50 per share for for aggregate proceeds of $260,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company's common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

On October 24, 2007, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 250,000 shares of the Company’s restricted common stock of which 100,000 shares are vested upon grant and 30,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)

On October 1, 2007, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock of which 50,000 shares are vested upon grant and 10,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Mihaly Zala, the Chief Technology Officer of the Company. As part of the agreement Mr. Zala was granted 150,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Zala is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 25,000 shares of restricted common stock, which will vest on equal installments of 5,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

On October 1, 2007, the Company entered into a restricted stock agreement with Sandorne Juhasz, who provides payroll accounting services to the Company on a subcontracting basis. As part of the agreement Ms. Juhasz was granted 11,000 shares of restricted common stock, of which 8,000 is will vest upon grant and 750 shares will vest quarterly, at the end of each quarter, so long as Ms. Juhasz is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. Previously Mr. Kun served as Secretary, Treasurer and Chief Financial Officer. As part of the agreement Mr. Kun was granted 250,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

On October 24, 2007, the Company entered into a restricted stock agreement with Viktor Rozsnyay, who is serving as President and Chief Executive Officer of the Company. As part of the agreement Mr. Rozsnyay was granted 250,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Rozsnyay is employed by the Company.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

10.1	Imre Kalmar Nagy invention transfer agreement.

10.4	In4 Kft. Syndicate agreement.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: October 30, 2007	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10QSB for the quarter ended September 30, 2007
Index to Exhibits Filed

10.1	Imre Kalmar Nagy invention transfer agreement.

10.4	In4 Kft. Syndicate agreement.

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