Form 10KSB
period 2007-12-31
Power of The Dream Ventures Inc
filed 2008-03-31
CIK 1377888

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission File Number 000-52289

Power of the Dream Ventures, Inc.
(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0597895 (I.R.S Employer Identification No.)

1095 Budapest, Soroksari ut 94-96, Hungary
(Address of principal executive offices) (Zip Code)
+36-1-456-6061
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. 

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

Issuer had revenues of $0 for the year ended December 31, 2007. As of March 31, 2008, 41,197,500 shares of Common Stock were outstanding of which 6,200,000 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 28, 2008 was $24,000,000.

Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format (check one): Yes   No ☒

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10-KSB

December 31, 2007

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

The Company’s Business

Power of the Dream Ventures, Inc., (“PDV” or “We” or the “Company”) is Hungary’s premier holding company focused on technology acquisition and development enabling the delivery of revolutionary concepts and ready to market products to the international market place. We develop, acquire, license, or co-develop technologies that originate exclusively in Hungary that are in prototype stage based on existing patents; in prototype stage prior to patenting; existing products that require expansion capital to commercialize; emerging science and high-technology research projects that require help in patenting, developing the product and marketing, university spin-off technologies and ideas from the very early stages of what represents “disruptive technologies.”

We were incorporated in Delaware on August 17, 2006, under the name Tia V, Inc. Since inception, and prior to our acquisition of Vidatech on April 10, 2007, we were engaged solely in organizational efforts and obtaining initial financing. Our sole business purpose was to identify, evaluate and complete a business combination with an operating company.

On April 10, 2007, we completed our acquisition of Vidatech, Kft. (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2006, Vidatech was primarily focused on organizational and capital raising activities.

Through Vidatech, we aim to provide pro-active support for idea, research, start-up and expansion-stage technology companies having rights to technologies or intellectual properties which we believe to be potentially commercially viable, by offering a range of services designed to encourage and protect the continuing development and eventual commercialization of those technologies.

The Company’s Industry

The Company develops proprietary products for a wide range of industry sectors. These include, but are not limited to:

-	Software industry, form online applications to stand alone products

-	Energy industry from power generation technologies to power transmission and power storage methods

-	Manufacturing sectors from sub-component assemblies to whole units

-	Chemical sector, with a special focus on biodegradable solutions for environmentally sensitive applications

-	Biotechnology sector with a special emphasis on cancer and cholesterol treatment methods

-	Pharmaceutical products

Index

-	Medical equipment with a special emphasis on products that offer better solution to existing treatment methodologies

-	Transportation related products that are environmentally friendly and provide alternatives to current methods

-	Chemicals that are biodegradable and environmentally friendly solutions for diverse application areas from fire fighting to waste processing

-	Equipment for the leisure industry

-	Communications products and methods that offer significant industry enhancement to solutions currently in use

-	Entertainment industry products for movie, television and gaming

-	Disruptive technologies for all industries where there is a discernable need or suitable market opportunity for new technology penetration

-	Metals industries such as precious metals refining and end user sales

As a diversified technology manager we seek to license and sell technologies within any of these industries.

The Company’s Business Strategy

To date, the primary focus of Central European countries has been to develop a solid infrastructure required for a market economy. Due to the high-perceived risks of these economies, institutional financial support for start-ups and expansion stage companies has been lacking.

With several Central European economies joining the European Monetary Union by 2012, Hungary, as one of the most developed Central European countries, is moving from a transition to a converging economy. With the continued stabilization and the transition of Hungary to a converging economy the time is ripe for a local entity with high level technology skills to selectively acquire, develop, license and/or co-developed international market ready technologies.

The Company’s Products

Through December 31, 2007, we have had only limited operations and acquired rights to only eleven technologies: TothTelescope, RiverPower, the Kalmar inventions (fire-proofing liquid called FireSAFE; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for recycling the metal content of PVC shielded electric cables and the metal content of radial tires; technology for deicing roads in an environmentally friendly way; and technology for the neutralization of toxic red mud, a byproduct of the bauxite industry), a desalination technology that functions cheaper, with more efficiency and with less energy than current methods. In addition we also purchase an equity interest in “in4 Kft”, a Hungarian Limited Liability Company formed to develop and commercialize a next generation internet based search engine and content organizer product based on semantic internet technology.

A detailed analysis of these technologies is as follows:

Index

The Company’s Desalination technology

Pursuant to an invention transfer agreement dated October 26, 2007, Vidatech obtained exclusive rights to develop and commercialize a new desalination device. Prior to signing the agreement a thorough due diligence was completed to establish the uniqueness and patentability of the technology by Pintz and Co., independent patent attorneys, following which a patent application was submitted on December 21, 2007, with the Company’s Hungarian Subsidiary, Vidatech Ltd. as the patent holder. Following successful development of the technology the Company is entitled to receive sixty (60) percent of the revenues generated from the utilization of the technology while the inventor is to receive forty (40) percent.

In its current stage of development the desalination device consists of comprehensive design specifications, engineering drawings, and a small prototype to demonstrate proof of concept. We are now engaged in producing final engineering specifications for the manufacturing of a laboratory scale prototype. We anticipate the completion of these plans by the mid 2008, with a working prototype completed by the end of 2008. Once operational, the prototype will undergo rigorous testing and technology refinement procedures.

When complete, the desalination device is expected to be a fully portable unit that can be installed at any location, will be powered by either solar or wind power, and is expected to produce drinking water at much better efficiencies and at a cost per liter that is less than machines currently in use. Because of the scalability of the technology it can also be made practical for large scale commercial installations.

The term Desalination refers to any of several processes to remove excess salt and other minerals from water. Water is desalinated in order to be converted to fresh water suitable for animal consumption or irrigation, or, if almost all of the salt is removed, for human consumption. Sometimes the process produces table salt as a by-product. Desalination is used on many ships and submarines. Most of the modern interest in desalination is focused on developing cost-effective ways of providing fresh water for human use in regions where the availability of water is limited.

Large-scale desalination typically requires large amounts of energy, as well as specialized, expensive infrastructure, making it very costly compared to the use of fresh water from rivers or groundwater. The large energy reserves of many Middle Eastern countries, along with their relative water scarcity, have led to extensive construction of desalination in the region. Saudi Arabia’s desalination plants account for about 24% of total world capacity. The world’s largest desalination plant is the Jebel Ali Desalination Plant (Phase 2) in the United Arab Emirates. It is a dual-purpose facility that uses multi-stage flash distillation and is capable of producing 300 million cubic meters of water per year.

The two leading technologies used in desalination are reverse osmosis (47.2% of installed capacity world-wide) and multi-stage flash (36.5%).

The traditional process used in these operations is vacuum distillation—essentially the boiling of water at less than atmospheric pressure and thus a much lower temperature than normal. This is due to the fact that the boiling of a liquid occurs when the vapor pressure equals the ambient pressure and vapor pressure increases with temperature. Thus, because of the reduced temperature, energy is saved.

In the last decade, membrane processes have grown very quickly, and most new facilities use reverse osmosis technology. Membrane processes use semi-permeable membranes and pressure to separate salts from water. Membrane systems typically use less energy than thermal distillation, which has led to a reduction in overall desalination costs over the past decade. Desalination remains energy intensive, however, and future costs will continue to depend on the price of both energy and desalination technology.

Forward osmosis desalination technology employs a passive membrane filter that is hydrophilic and slowly permeable to water, and blocks a portion of the solutes. Water is driven across the membrane by osmotic pressure created by food grade concentrate on the clean side of the membrane. Forward osmosis systems are passive in that they require no energy input. They are used for emergency desalination purposes in seawater and floodwater settings.

Index

The Company’s patent pending desalination technology uses a mix of present technologies including vacuum distillation with our unique proprietary ultrasonic impulse excitation and cavitation.

The TothTelescope

Pursuant to an exclusive distributorship agreement dated June 15, 2006 by and between Vidatech and Attila Toth, Vidatech obtained the exclusive worldwide distribution rights to the TothTelescope. The Agreement covers all methods and extents of utilization of the TothTelescope and underlying technology for an initial one year period commencing on July 15, 2006. Vidatech is entitled to receive sixty (60%) of the revenues generated from the utilization of the technology. On June 15, 2007 we entered into an amendment of this agreement granting Vidatech rights to the exclusive distributorship of the TothTelescope for an additional period of two years.

The TothTelescope is an ultra-small, portable, yet high magnification monocular telescope that is equally suitable for microscopic, terrestrial and astronomical observations. Usable magnification ranges from 16x to 250x, with optional accessories 500x magnification is achievable for microscopy work. Because of its compact size (only 14 centimeters in length x 8 centimeters in diameter) and light weight (less than 500 grams) it can be used for a number of strategic applications such as military reconnaissance, wildlife observation from great distances, emergency observation, closed circuit security at great distances, and common everyday tasks such as microscopy of up to 500x magnification, digital photography, bird spotting, hunting or even star gazing.

It is anticipated that the TothTelescope will also be available in infrared versions, a binocular version and a super high resolution version (expected to be available within 3 years).

Since June 15, 2006, and through the period ended December 31, 2007, we have sold and distributed eight TothTelescopes and various accessories for aggregate sales proceeds of $5,833. Since June 30, 2007, the TothTelescope has been unavailable for purchase.  This is mainly due to manufacturing challenges that have arisen since introducing the product. The original supplier of certain components proved to be unreliable in producing consistent quality over multiple orders, which forced us to discontinue our relationship with the supplier. We have been unable to locate a suitable replacement manufacturer in Hungary. We are now evaluating several out of country suppliers. It is anticipated that a final decision on a new supplier will be made by the middle of 2008.

Also of paramount importance are the primary parabolic mirror and the front optical window of the telescope. These cannot be manufactured in Hungary. We are reviewing supply considerations with the original supplier. The main difficulty is turnaround time. When ordered in quantity, which makes the most sense in terms of pricing, lead times can be as high as 11 months for the parabolic mirror and 7 months for the optical window. We are currently in the process of obtaining price quotes from select other optical manufacturers. We anticipate arriving at a final decision in the first half of 2008.

Once a decision has been made with respect to suppliers, it is our plan to order during the next 12 months enough components from our suppliers to assemble, at first, fifty additional TothTelescopes for resale, update the TothTelescope e-commerce website to include additional functionality including customer feedback potential, and solicit additional resellers and design and implement an ongoing marketing campaign. We also intend to send sample products to a number of offline resellers worldwide where potential customers can inspect and try the benefits of the TothTelescope first hand. We believe this personal experience will be instrumental in driving sales over the next 12 to 24 months.

In addition, we are also planning on providing test instruments to independent reviewers and trade publications for testing and expert review. These independent appraisals are crucial for the establishment of an optical instrument such as the TothTelescope. While we are confident that these independent reviews will be favorable there cannot be any assurance that the people testing the instrument will in fact like the product and provide positive feedback. Review results can affect sales either in a positive or negative manner.

Index

RiverPower Technology

Pursuant to an invention transfer agreement dated May 24, 2007 by and between the Company and Janos Salca and Viktor Salca, collectively the inventors. On May 25, 2007 Vidatech submitted two patent applications in Hungary, one relating to the modular, vertical wheels-based generation unit of the RiverPower technology and one for the slow revolutions per minute electrical generator itself, which coverts slow rotational movement into electrical power. Prior to submission of the patent applications, a thorough due diligence review was completed to establish the uniqueness and patentability of the technology.

The exclusive utilization agreement covers all methods and extents of utilization of the inventions, collectively referred to as RiverPower, and all aspects of the underlying technology. Upon successful deployment and commercialization of the technology the Company is entitled to receive fifty (50) percent of all revenues generated while the inventors will receive the remaining net fifty (50) percent. As part of the agreement Janos Salca and Viktor Salca each received 50,000 shares of our common stock.

RiverPower is a proprietary, renewable, green power-generation technology aimed at converting the flow of rivers into electricity without the need for expensive, environmentally degrading dam construction.  In order to generate electricity, RiverPower generators are simply submerged into rivers and anchored at specific distances in the riverbed. As long as the river flow exceeds one meter per second, the RiverPower machine will generate electrical power economically (installations for slower moving rivers can also be custom designed). RiverPower technology differs from other hydropower generation techniques in that we believe that it has the ability to use the flow of the entire river, capable of achieving greater efficiency and increased power production than in traditional turbine-based systems, without dams.

RiverPower generators are built of standardized modules that are approximately 2 meters in height by 2 meters in width by 6 meters in length, with four (4) vertically mounted wheels rotating at between 7-15 rpm (revolutions per minute). All wheels in the modules are interconnected and transfer rotational movement to a single axle, on which our patent pending, slow speed, 1800 pole generator sits for the conversion of rotational movement into electricity. Each RiverPower assembly, made of six (6) standard interlocked units, is rated at approximately 50kWh in generating capacity. Several of these modules can be networked together for larger output, creating generator farms. Custom designed generators can also be constructed with larger or smaller output.

Hydroelectric power is electricity produced by the movement of water (i.e., from the release of water from a dam; from water flowing down a waterfall, through a river, or in and out with the tide, etc.).  It is created when water is fed through a channel to a turbine where it strikes and turns turbine blades.  The rotating turbine blades cause the turbine shaft to turn, which turning motion is converted into electrical energy by means of a generator connected to the turbine shaft.

Hydroelectric power is one of several green, renewable energy sources, and is currently the largest renewable energy source, accounting for 19% of electrical generation – 715,000 mWe. Other means for producing electrical power include solar, wind, and geothermal production methods, accounting for approximately 4% of all alternative renewable electrical energy market.  Alternative renewable electrical energy production, itself, accounts for approximately 10-12% of global electrical energy production. Nevertheless, with daily world consumption increasing and hydrocarbon supplies decreasing, there is considerable incentive for companies to develop low-cost alternative, renewable electrical energy production means, including hydroelectric power. This is especially true when viewed against the current geopolitical climate.

Hydroelectric power projects are under construction in approximately 80 countries, most of which are traditional dam based hydroelectric projects. Most of the remaining hydro potential in these dam-based hydro projects is in developing countries, particularly in South and Central Asia, Latin America and Africa.  Our RiverPower technology changes this competitive landscape in that it can introduce a means whereby rivers can become power generating sites, without the need for expensive and prolonged dam construction. In addition because RiverPower technology supplies continuous power 24 hours a day (because RiverPower generators are in a constant flow environment, a river) turnover (return of invested capital) is faster than with solar or wind installations.

Index

Marketing

We will seek to commercialize RiverPower initially, in Hungary, and then internationally in Europe, the US, Central and South America and China through large scale power plant(s) facilities construction, licensing and/or joint operation of plants.  Towards that end, and during the next twelve (12) months, it is our plan to: (i) expand our Hungarian patent application to PCT status with respect to the RiverPower technology covering the following countries: all EU member states, US, Canada, Japan, China, India, Brazil, Egypt, Congo, Afghanistan, Tajikistan, Turkmenistan, Uzbekistan, Russia, Mongolia, Argentina, Chile, Peru, Ukraine, Belarus, Turkey, Iraq, Israel, Jordan, Niger, Nigeria, Mali, Venezuela; (ii) build two, one quarter scale laboratory prototypes for testing and evaluation purposes (construction of these testing prototypes has been completed as of September 7, 2007 and testing has commenced at Vituki - Water Resources Research Centre; (iii) initiate engineering of a new electrical generator that is to be used on final RiverPower machines (this engineering has been started with a one forth scale version of the final generator being built initially); (iv) build a full scale prototype of the technology for river testing; and (v) install first fully functional 50kWh RiverPower machine.

The marketing of our RiverPower technology will follow different methods based on the application area and partner/customer requirements.

Our preferred method of marketing is the establishment of co-generation sites that are co-financed with development partners, in which case revenues realized from the sale of electrical power are split in proportion to funds provided for the establishment of the site. This method is optimal in Hungary and other EU member countries for example, where an abundance of “river close” cities exists that are interested in utilizing the technology but lack the financial strength to establish larger installations on their own. In EU territories power utilities are obligated to purchase green power from producers at regulated prices (currently at approximately 10 Euro cent per kWh). Based on these prices, and our preliminary estimate of RiverPower manufacturing, installation and maintenance costs, we anticipate return of invested capital in 3-4 years for each site.

In addition to co-generation sites we will also offer equipment purchase options for individual or small scale users, and will also pursue country or regional scale licensing agreements. These agreements may or may not include revenue sharing arrangements.

The Company’s FireSAFE, HardCrete concrete from communal waste additive and Recycled plastic pothole filler technologies

Pursuant to an invention transfer agreement dated August 13, 2007 by and between Vidatech and Imre Kalmar Nagy, the inventor, the Company acquired worldwide rights to three technologies, as developed by the Inventor, for HUF 5 million (approximately USD 25,000). The inventions are FireSAFE, a biodegradable fire fighting solution that is capable of fireproofing objects to 1,100 degrees centigrade; HardCrete, a concrete additive that allows communal waste to be mixed into concrete; and a pothole filler product that utilizes a special mix of recycled plastic to produce a pourable solution for repairing potholes.

All three inventions have been established to be patentable by the patent firm of Pintz and Co, via an international patent search. The Company filed a patent application for FireSAFE on November 5, 2007, and one application each for HardCrete concrete from communal waste additive and the PVC recycled plastic pothole filler on February 22, 2008. The Company became the patent holder of all three technologies.

Index

The Agreement covers all methods and extents of utilization of the inventions and all aspects of the underlying technology. Upon successful deployment and commercialization of any or all of the three technologies, Vidatech is entitled to receive sixty (60%) of the revenues generated, while the Inventor will receive forty (40) percent.

FireSAFE is an environmentally safe, biodegradable liquid that is designed to prevent and if necessary, extinguish natural fires that are exceedingly hard, or impossible to contain with water or other fire fighting methods. This category includes forest, bush and other natural fires. In the European Union, according to the European Commission, the five Mediterranean States – France, Greece, Italy, Portugal and Spain – suffer burnt areas of between 200,000 and 600,000 hectares per year as a result of the 20,000 to 60,000 forest fires that have occurred annually in the period 1980 to 2003, causing billions of dollars in damage yearly. In Spain and Portugal alone, the total area razed during 2003 was more than 450,000 hectares.

In the US, large forest fires have occurred more frequently in the western United States since the mid-1980s as spring temperatures increased, mountain snows melted earlier and summers got hotter. Almost seven times more forested federal land burned during the 1987-2003 period than during the prior 17 years. In addition, large fires occurred about four times more often during the latter period. In recent years, wildfires in the western United States have burned hundreds of homes annually and caused extreme and sometimes irreversible damage to natural resources. Fire-fighting expenditures for wildfires now regularly exceed one billion dollars per year.

We intend to market FireSAFE to the natural fire prevention and control organizations on a state and federal government level at first. Large scale demonstrations of the product’s immediate beneficial effects can be undertaken at a number of sites world-wide at hard to contain fires sites. We believe that these demonstrations will be instrumental, along with appropriate laboratory test results, to initiate the commercialization activities of FireSAFE. We intend to complete these tasks in the next six to twelve months.

HardCrete and the pothole filler product are expected to enter business development in the first quarter of 2008.

In general, world demand for cement and concrete additives is forecast to rise 6.8 percent per year through 2010 to US$ 11 billion, a significant improvement over the performance of the 1995-2005 period. Fueling gains will be an improving construction outlook that will bode favorably for the global cement market. In addition, higher performance requirements for concrete will prompt greater loading factors for additives.

The smaller fiber additive sector is expected to register the strongest gains, continuing the trend of the past decade. However, 90 percent of overall demand will remain concentrated in the chemical and mineral additive sectors. These and other trends are presented in World Cement & Concrete Additives, a new study from The Freedonia Group, Inc., a Cleveland-based market research firm. Developing countries are expected to register the healthiest gains, averaging over nine percent per year through 2008. A number of developing countries in the Asia/Pacific region, such as China, India and Vietnam, are expected to exhibit particularly healthy growth.

Developed markets are generally expected to post weaker -- but still respectable -- overall gains that are expected to average around six percent per year through 2008. Demand for cement and concrete additives in the US will register gains matching the world average, an impressive performance considering the highly mature US economy and construction sector. The penetration of a number of key cement additive products such as superplasticizers and set retarders in the US market has yet to approach the intensity seen in Western Europe and Japan. The West European cement and concrete additive market is expected to register gains lagging the world average through 2008. The West European region is expected to remain the most important cement and concrete additive market in the world in 2008.

Globally, mineral additives such as fly ash and blast furnace slag are being increasingly used to partially replace Portland cement, the most expensive component of concrete. In doing so, producers of concrete are realizing significant cost benefits as well as performance and durability improvements.

Index

In general, the market for pothole patching and small-area asphalt repair is a niche of the asphalt paving market.  The need for patching and repair of paving is everywhere and it is obvious and ongoing.  The demand for repair work exceeds the supply of repair services.

Potholes are the normal and unending result as asphalt pavements deteriorate from age, weather and wear.  The need for pothole repair is increasing with the amount of paved surfaces and from increasing utility work resulting from aging utilities under roadways. Potholes are highly visible, detract from the perceived value of a property, and reflect poorly on the quality of property management.  Potholes present a tangible hazard to traffic and a potential liability.

Left unattended, potholes increase in size, damage and cost to repair.  Potholes have to be repaired or ultimately, the entire pavement must be replaced. Few contractors provide pothole repair services because (a) the work is labor intensive and does not benefit from mechanization; (b) hot-mix asphalt, in small quantities, is expensive and difficult to work with; and (c) there is an abundance of easier and more profitable work. All three of these obstacles would be solved with our plastic pothole filler, while at the same time removing millions of tons of scrap plastic from landfills.

The typical quality of ‘patching’ makes it temporary. Patching materials (cold-mix, sprayed aggregate and tar) have been developed to repair potholes.  These materials are available in a wide range of cost and performance.  None perform to the standard our proposed plastic pothole filler, whose lifetime is expected to top that of the asphalt road it was used to repair. Typically, potholes are patched repeatedly until the surrounding pavement fails to such an extent that it is justified economically to repave the entire surface or until complaints, surface problems or liability risks force a repair of the site regardless of the cost.

Repairs are also needed at excavations made to access utility services such as water mains, gas lines, TV-cable, telephone lines and other infrastructure. Typically, these excavations are small, require immediate attention and are located far enough apart to be expensive to repair using traditional methods dependent on asphalt obtained from local asphalt plants. Typically, these repairs are made with temporary materials until a sufficient number of sites have accumulated to allow for economical repair.

The Company’s PVC covered electrical cable and Radial tire recycling technology; red mud neutralization; and environmentally friendly salt-free de-icing solution.

Pursuant to an amendment to the invention transfer agreement by and between Vidatech and Imre Kalmar Nagy, dated November 28, 2007, Vidatech acquired worldwide rights to three additional technologies developed by Mr. Nagy for HUF 5 million (approximately USD 25,000). The inventions are technology for the neutralization of red mud, a byproduct of the bauxite/aluminum industry; technology for the recycling of PVC shielded electrical cables and a Biodegradable de-icing liquid.

All three inventions have been established to be patentable by the patent firm of Pintz and Co, via an international patent search. On February 22, 2008 the Company filed two patent applications one each for the PVC shielded electric cable recycling technology and one for the environmentally friendly deicing liquid. The third technology aimed at neutralizing red mud is currently undergoing patenting. It is anticipated that the patent will be filed in the second quarter of 2008.

The Agreement covers all methods and extents of utilization of the inventions and all aspects of the underlying technology. Upon successful deployment and commercialization of any or all of the three technologies, Vidatech is entitled to receive sixty (60%) percent of the revenues generated, while Mr. Nagy will receive forty (40%) percent of net revenues.

Red mud neutralization is a liquid additive-based technology capable of neutralizing heavy metals (and its caustic material content) inherent in red mud by  forming a concrete-like substance that will not leak dangerous elements even when exposed to heat, rain or other environmental factors.

Index

Red mud, an undesirable bauxite residue generated in large quantities by alumina refineries (for every ton of alumina produced two tons of residue is generated), is usually managed by discharge into engineered or natural impoundment reservoirs, with subsequent dewatering by gravity consolidation and sometimes with capping for closure. Re-vegetation of dewatered red mud is not possible without addition of additives because of the high pH, high salinity, and absence of nutrients and organic constituents. The inventions addresses this issue. Following the patenting of this invention, the product will undergo independent verification and testing. We anticipate this process to commence in the second quarter of 2008 and to be completed by the first quarter of 2009.

PVC shielded electrical cable recycling is also a liquid based solution, which allows the easy removal of PVC from electrical cable scrap. Cables are submerged in a solution and soaked for approximately fifteen minutes, following which the metal can be easily pulled from the PVC casing. In approximately two hours the PVC returns to its natural, rigid state. The liquid can be re-used between 50-60 times. This technology can also be used to remove the metal content of car tires.

Following the patenting of the technology, we plan to establish a small scale prototype manufacturing plant and the technology thoroughly tested. Once testing has been completed, the product will be made available for licensing.

Currently two methods are used by industry to recycle PVC shielded cables: stripping and grinding, both of which are inefficient.

While, recycling has become a common practice in Europe, there are several everyday materials that are not currently being recycled, which we believe could be recycled profitably, including high-quality PVC from electric cables. There is further pressure to recycle as several EU directives regulating reuse of materials, including cable material, are shortly coming into effect.

The third invention is a biodegradable de-icing solution. In general, de-icers come in solids, liquids, pavement overlay, or packaged, formats. More recently, organic compounds have been developed that reduce the environmental issues connected with salts and have longer residual effects when spread on roadways, usually in conjunction with salt brines or solids. These compounds are generated as byproducts of agricultural operations such as sugar beet refining or the distillation process that produces ethanol.

The Company’s deicing solutions does not contain any of these byproducts.  It is composed of natural compounds that are environmentally friendly and are particularly well suited for the prevention and removal of ice and snow. Pre-treated with the product, ice will not form on surfaces, or once formed, it can easily be removed. This product is currently undergoing patenting, which is expected to be completed in April 2008.

In addition to these technologies our wholly owned subsidiary, Vidatech Kft. also has a 30% equity interest in the following:

iGlue technology via equity purchase in ‘in4 Kft’.

On August 2, 2007 Vidatech Kft., our wholly owned Hungarian subsidiary, entered into a joint development agreement with the inventors/creators of iGlue, an online content organization and search application based on semantic web technology. In the transaction Vidatech received 30% equity in the newly formed in4 Kft (http://www.in4.hu), the owner and exclusive developer of iGlue technology, for HUF 900 thousand (approximately USD 5,000). Up until May 31, 2009, Vidatech is expected to provide up to HUF 48 million (approximately USD 271,000) in member loans to in4 Kft. to cover development expenses of iGlue.

As part of the agreement, Vidatech has the option of converting its HUF 48 million member loan into an additional 10% equity in in4 Kft. at the end of May, 2009. Since the establishment of in4 Kft. the company has focused on completing development work on iGlue. In4 is currently planning a public Beta release of iGlue at the end of April, 2008. Following successful Beta testing it is anticipated that the final product will become available starting in the third quarter of 2008.

Index

Following full deployment in4 Kft. will aim to provide free and value added services of its iGlue product, generating revenue from subscribers, advertising fees and technology licenses. It is anticipated that the final product will be fully deployed in two to three years.

iGlue technology is composed of the following main building blocks:

Integrated content management

Content that has been created, or made accessible with iGlue, can be reused in any environment (e.g. at another site) and custom-tailored to user requirements. The semantic added value provided by the data structure enables a more versatile use of the created content than is possible with content management and search methods based on simple string matching.

Collaborative database building, community intelligence

The use of collaborative database building enhances the application with a relevance factor that relies on community intelligence; this in turn provides self-repair capability and also makes the suggestion function more efficient.

Modular structure

Owing to its modular structure, iGlue can be used to replace multiple data entry utilities, and users can even use its API (application programming interface) to develop program components themselves. This greatly improves the efficiency of data management and storage.

Purely online application, no installation needed

In contrast to traditional desktop applications, iGlue represents a new generation of programs that are used purely online. Accordingly, there is no need for updates, upgrades, or maintenance – the program is always available for use in its latest version. This results in significant cost savings in delivery, packaging, and distribution.

Platform-independent and browser-agnostic

The platform, developed using the JAVA programming language and the extensible markup language (XML), is platform-independent and browser-agnostic, can be run on any operating system, and is built on open standards. The fact that the application is completely independent from the program environment makes for cost-efficient operation.

Asynchronous data handling (AJAX)

Thanks to the integrated AJAX functions that use the latest technology, parts of the page can also be refreshed separately; users don’t need to download full pages while using the site, so this online application is as feature-rich as a desktop program while it also eliminates the slow response times frequently experienced with online applications. Compared to traditional (synchronous) methods that use full page downloads, this approach saves time and provides ease of use, which translates into significant savings in terms of work time.

Index

Cross-domain web services using AJAX

One of iGlue’s highlights is that using plug-ins, users can call the application through external sites, which empowers any site with the search and content management capabilities of the source site. The integration of web service and AJAX technologies resulting in such a rich functionality is currently an unrivaled feature of this program.

Accurately targeted ads

Semantic data entry allows a more efficient use of ad space, avoiding the “banner graveyard” effect caused by untargeted ads. Ads based on the users’ activities significantly enhance ad efficiency, making the selling of these ad spaces more profitable.

Semantic web represents disruptive technology with the power to challenge today’s Internet titans. In4 Kft, in close working relationship with Vidatech, aims to be the premier developer and operator of next generation intelligent web sites.

The Company’s Competition

The Company conducts its business in several complex and highly competitive industries. The global high-technology industry principally involves the supply of systems, modules, components and technologies to a diverse number of companies in diverging fields. Even though high technology is always in demand the field is saturated with many well established companies whose history, operating resources and reach is far wider than those of the Company.

A summary of the Company’s primary independent competitors is provided below.

Software – The Company’s principal competitors in the technology segment included the following: Yahoo! Inc., Google Inc., Microsoft, Kango, Hakia, Semantinet, Radar Networks.

Desalination – Zenon Environmental Inc., Consolidated Water Co. Ltd., IDE Technologies Ltd., Veolia Environment

Energy – Ocean Power Technologies, First Solar, Inc., Suntech Power Holdings Co.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2007 included 9 persons, of which 5 were salaried employees and 4 were hourly workers.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to establish leadership positions in core technology lines and provide the Company with a competitive edge as it seeks additional business with new customers. Total research and development expenditures for the eleven technologies currently managed by the Company were approximately $101,383 thousand in 2007, increasing from $0 in 2006. The Company also works with technology development partners, to develop technological capabilities and new products and applications.

The Company’s Intellectual Property

The Company owns significant intellectual property, including seven patent applications, proprietary prototypes of managed technologies and numerous trade secrets. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, prototype, tool or technology or trade secret, in the opinion of management, of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have commercial significance.

Index

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the design, prototyping and manufacture of its products primarily include steel, aluminum, resins, precious metals, chemicals and electronics components, which are readily available. The Company does not anticipate significant interruption in the supply of raw materials.

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions and water discharge. The Company is also subject to environmental laws requiring the Company to obtain licenses for a number of technologies currently undergoing development. Such licenses are needed for field testing of the Company’s RiverPower, FireSAFE, PVC Cable recycling and Red Mud Neutralization technologies.

During 2007, the Company did not make any material capital expenditures relating to environmental compliance.

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through its internet website at http://www.poweroftehdream.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Power of the Dream Ventures, Inc., and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website.

Index

Item 1.A.	Risk Factors

We have a limited operating history, which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We were recently organized and only recently completed our acquisition of Vidatech, which itself has had limited operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of the technologies in which we invest, acquire or license. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2007, we incurred aggregate losses of $2,027,572 and anticipate incurring additional losses for at least the next twelve (12) months.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities through the middle of 2008.  Any expansion, acceleration or continuation (beyond mid-2008) of such activities will require additional capital, which may not be available to us, if at all, on terms and conditions that we find acceptable.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease research activities and investors could lose their entire investment.  We have no arrangements or agreements with any person regarding any potential future financings.

Other than our right to market, sell and distribute the TothTelescope, from which we have not derived any meaningful revenues, we currently do not have, and may never develop or acquire any  commercialized products for distribution and sale.

Other than the right to sell and distribute the TothTelescope product, which has been unavailable for purchase since June 2007 due to certain manufacturing delays and from which we have not derived any meaningful revenues, we currently do not have any other commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last two years in identification, research and development of technologies. The technologies, which are the subject of our ongoing research programs, will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue.  We cannot currently estimate with any accuracy the amount of funds that may be required because it may vary significantly depending on the results of our current research and development activities, product testing, costs of acquiring licenses, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, manufacturing, marketing and other costs associated with the commercialization of products following receipt of approval, if required, from regulatory bodies and other factors.

Our efforts may not lead to commercially successful products for a number of reasons, including:

-	we may not be able to obtain regulatory approvals, if required, or the approved indication may be narrower than we seek;

-	our technologies or products, if any, derived from our research and development efforts may not prove to be safe and effective in clinical trials or testing;

-	any products that may be approved may not be accepted in the marketplace;

Index

-	we may not have adequate financial or other resources to complete the development and commercialization of products derived from our research and development efforts;

-	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

-	rapid technological change may make our technologies, and products derived from those technologies, obsolete.

We expect to operate in a highly competitive market; we may face competition from large, well-established companies with significant resources, and against which we may not be able to effectively compete.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development, customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive.

The technology sector is characterized by intense competition, rapid product development and technological change. We expect that most of the competition that we will encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

These companies may enjoy numerous competitive advantages, including:

-	significantly greater name recognition;

-	established distribution networks;

-	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

-	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

-	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

The success of our research and development effort is uncertain and we expect to be engaged in research and development efforts for a considerable period of time before we will be in a position, if ever, to develop and commercialize products derived from our technologies.

We expect to continue our current research and development programs through at least the end of 2009. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If our research and development requires more funding or time than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available to us on favorable terms. Additional financings could result in substantial dilution to existing shareholders. Even if we are able to fully fund our research and development program, there is no assurance that, even upon successful completion of our program, we will ever be able to commercialize products, if any, derived from our research efforts or that we will be able to generate any revenues from operations.

Index

Our research and development programs are in the preliminary development stage and the results we attain may not prove to be adequate for purposes of developing and commercializing any products or otherwise to support a profitable business venture.

Our research and development programs are in the preliminary development stage.  We will require significant further research, development, testing and regulatory approvals and significant additional investment before we will be in a position to attempt to commercialize products derived from our research and development programs. We cannot currently estimate with any accuracy the amount of these funds because it may vary significantly depending on the results of our research and development activities, product testing, costs of acquiring licenses, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, manufacturing, marketing and other costs associated with commercialization of products following receipt of approval from regulatory bodies and other factors.

There can be no assurances that our early stage research will be successful. The ultimate results of our ongoing research programs may demonstrate that the technologies being researched by us may be ineffective, unsafe or unlikely to receive necessary regulatory approvals. If such results are obtained, we will be unable to create marketable products or generate revenues and we may have to cease operations.

We intend to conduct sales and marketing efforts internally, but lack sales and marketing experience.  Additionally, we may rely on third party marketers, in which case, we will be dependent on their efforts.

We expect to market and sell or otherwise commercialize our technologies (or any products derived from the technologies) ourselves as well as through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We have no experience in sales, marketing or distribution of such technologies or products and our current management and staff is not experienced or trained in these areas. Accordingly, if our attempts to market any products directly are not successful, our business may be adversely affected. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing or sale of our technologies (or any products derived from the technologies) any revenues received by us will be dependent on the efforts of third parties. If such parties were to breach or terminate their agreement with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of our technologies (or any products derived from the technologies) would be delayed or terminated.

There are risks associated with our proposed operations in Hungary.

Special risks may be associated with our efforts to undertake operations in the Republic of Hungary. Such operations will be subject to political, economic and other uncertainties, including among other things, import, export and transportation regulations, tariffs, taxation policy, including royalty and tax increases and retroactive tax claims, exchange controls, currency fluctuations and other uncertainties arising out of the Republic of Hungary’s sovereignty over our operations.

Fluctuation in the value of the Hungarian Forint relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

We maintain our books in local currency: U.S. dollars for Power of the Dream in the United States and the Hungarian Forint for Vidatech in Hungary. Our operations are conducted primarily outside of the United States through Vidatech, our wholly-owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2007, the Hungarian Forint has fluctuated between HUF 199 and HUF 171 to the U.S. dollar.  In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

Index

Our management team has limited experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited experience managing a U.S. public company, which could impair our ability to comply with legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing on a timely basis required reports and other required information. Our management may not be able to implement programs and policies in an effective and timely manner that adequately responds to increased legal or regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Investor confidence and the market price of our shares may be adversely impacted if we or our independent registered public accountants are unable to issue an unqualified opinion on the adequacy of our internal controls over our financial reporting.

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-KSB that contain an assessment by management of the effectiveness of their internal controls over financial reporting. In addition, independent registered public accountants of these public companies must report on management’s assessment of, as well as form its own opinion of, and report on the effectiveness of such companies’ internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007, however the independent public accountants’ report will not be required until the following year. We have experienced certain problems with our internal controls and reporting systems in the past.

Our management may not conclude that our internal controls over financial reporting are effective. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Moreover, even if our management does conclude that our internal controls over financial reporting are effective, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may not concur with our management’s assessment or may not issue a report that is unqualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could lead to a decline in the market price of our shares.

Concentration of ownership among our directors, executive officers and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of March 30, 2008, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 86 % of our outstanding shares of common stock. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Index

We will need to hire additional employees as the number of technologies in which we have an interest increases.

We anticipate that it will be necessary for us to add employees with technology and management experience as well as support staff to accommodate the increasing number of technologies we acquire. We may also need to provide additional scientific, business, accounting, legal or investment training for our hires. There is competition for highly qualified personnel, and we may not be successful in our efforts to recruit and retain highly qualified personnel.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit or other agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

We may conduct further offerings in the future, in which case your percentage interest in our Company will be diluted.

Since inception, we have relied on sales of our common stock to fund our operations. We may conduct further offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted and the value of your stock could be reduced.

We may issue preferred stock which may have greater rights than our common stock.

We are permitted in our Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock. Currently no preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

Our common stock is a “penny stock,” and because “penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Index

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market for penny stocks may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

Because our business assets, directors, and officers are located outside of the United States, our shareholders may be limited in their ability to enforce civil actions against our assets or our directors and officers.

We are incorporated under the laws of Delaware but, because we are headquartered in Hungary, all of our officers reside in Hungary. Of our Board of Directors one resides in Hungary and one in the United States. Therefore our shareholders may have difficulty enforcing civil liabilities under the U.S. federal securities laws against our officers and directors. Because some of our assets are located outside the U.S., it may be difficult for an investor to succeed in an action, for any reason, against us or any of our directors or officers through U.S. jurisdictions. If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities or other laws, it may be difficult to enforce such judgment in Hungary. We are uncertain as to the enforceability, in original actions in Hungarian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Hungarian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have a materially adverse effect on our ongoing operations.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at Soroksari ut 94-96, Budapest, Hungary. The offices are leased on a monthly basis for a fee of $1,300. The premises consist of approximately 1,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings against the company. We are not aware of any threatened or pending legal proceedings against the company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further elsewhere in this annual report and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Market Information

The Company’s common stock is listed on the OTC Bulletin Board (OTCBB) in the United States under the symbol “PWRV.”  Our common began trading on the OTC Bulletin Board on February 21, 2008.  There was no trading activity of our common stock prior to February 21, 1008.  Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by OTCBB in each fiscal quarter from January 1, 2006 to December 31, 2007. The OTCBB quotations below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2006
Quarter Ended March 31, 2006	-	-
Quarter Ended June 30, 2006	-	-
Quarter ended September 30, 2006	-	-
Quarter ended December 31, 2006	-	-

Fiscal 2007
Quarter Ended March 31, 2007	-	-
Quarter Ended June 30, 2007	-	-
Quarter ended September 30, 2007	-	-
Quarter ended December 31, 2007	-	-

Holders

As of March 28, 2008, the Company had 41,197,500 shares of its common stock $0.0001 par value outstanding, which were owned by 67 shareholders of record.

Transfer Agent

Our transfer agent is Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy, UT 84070. Our transfer agent’s telephone number is (801) 562-1300.

Index

Dividend Policy

We have not declared any dividends on our common stock since inception and do not intend to pay dividends on our common stock in the foreseeable future.

Authorization of Securities for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On February 18, 2008, the Company consummated a private placement (the “Private Placement”) of 32,500 shares of its common stock to four investors for an aggregate purchase price of $105,625.  The shares of common stock were sold to non-US Persons in reliance on the exemptions from the registration requirements of the Securities Act provided by the provisions of Regulation S as promulgated under the Securities Act. Proceeds from the offering are used for general corporate expenses.

Issuer Purchases Of Equity Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “Company believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation”. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Plan of Operation

Since inception through December 31, 2007, we had a deficit accumulated during the development stage of $2,027,572 and net cash used in operations of $720,892. To date all of our funding has been provided through sale of our common stock.  We believe that the recent funding from the private placement of the Company’s common shares will allow us to continue operations and execute our business plan into 2008.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that the technologies we currently have under management, many of which are environmentally friendly, green technologies, will prove attractive to both private and institutional investors, making fund raising a less strenuous process than it was before. We also believe that as the only Hungarian public (or private) company that is actively engaged in Hungarian intellectual property acquisition and commercialization, we are an even more attractive investment opportunity.

If needed, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development and operating needs. We anticipate no more than three additional fund raising round in 2008, after which we hope to rely solely on income generated from our technologies under management. We believe 2008 will result in a number of licensing opportunities and revenue generating opportunities from the deployment of our technologies on the international market. Foremost of these opportunities is RiverPower, FireSAFE and our PVC shielded electric cable recycling technologies. We also anticipate our investment in in4 Ltd to start generating funds toward the end of 2008.

Index

FireSAFE is mature and can be deployed now; the PVC cable recycling technology is mature and can be deployed now; while RiverPower will see the first energy generating installation completed in the second half of 2008.

Even though we believe our public status will allow us to raise additional capital, if needed, no assurance can be given that we can in fact obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If we are unable to raise additional funds, we may be forced to change or delay our contemplated marketing and business plan.

In the first half of 2008 we anticipate spending approximately $160,000 on general administrative expenses, $75,000 on legal, accounting and compliance related expenses, $50,000 on continued development of our RiverPower technology, $100,000 on developing the ‘Kalmar’ acquisitions (FireSAFE, Technology for utilizing Communal Waste as a concrete additive and Technology for PVC shielded electric cable recycling), and $150,000 on our in4 investment. We also anticipate spending approximately $50,000 on patenting.

We have commitments for the continued financing of our in4, Kft development in the amount of HUF 48,000,000 (approximately US$270,000) through May 31, 2009.  Of this amount HUF 17,700,000 (approximately US$96,000) has already been provided. We also have ongoing lease obligations for company cars in the amount of approximately US$5,000 per month.

We also have an outstanding note in the amount of $250,000 payable to Mary Passalaqua, our former President and CEO.  This note, which bears interest at the U.S. prime rate and is due and payable April 5, 2008, was issued immediately prior to the reverse merger and assumed by us in connection with the reverse merger. The note was recorded by us as additional compensation to Ms. Passalaqua.  Such compensation is reflected in our condensed balance sheet as the accumulated deficit of the Company, and will not be reflected in our statement of operations, as such compensation expense was structured as an expense prior to our recapitalization.  In the event that we raise in excess of $3,000,000 dollars in capital the note is payable immediately.

In October 2007 we entered into restricted stock agreements with certain of our employees, pursuant to which we granted a total of 1,036,000 shares of restricted common stock.  The shares will vest in installments, with all shares vesting by the end of 2008.  We estimate the total fair value of these share issuances is approximately $2.6 million, of which approximately $834,000 will be recognized as an expense in the last quarter of 2007 and approximately $1,755,000 of which will be recognized as an expense in 2008.

Being a development stage company, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products, many of which risks are beyond the control of the Company. Many of our technologies are in the preliminary development stage. While international patent searches have been conducted to verify the patentability of these technologies, many of the actual patents are still being prepared. As of this writing we have filed patents, initially in Hungary with PCT applications to fallow) for our RiverPower technology (2 applications); FireSAFE technology (1 application); Desalination technology (1 application); PVC shielded electric cable recycling technology (1 patent); communal waste additive to concrete technology (1 patent) and a biodegradable deicing solution (1 patent). All other patents relating to additional properties we own are currently being prepared. We anticipate filings to take place on a continuous basis, with completion expected by the end of second quarter of, 2008.

Over the course of the next 12 months we plan to focus on four primary technologies in order to become cash flow positive: RiverPower, FireSAFE, PVC shielded cable recycling and our investment in in4 Ltd. We anticipate completing a full scale version of our RiverPower device, complete with a power generating electrical generator. We also anticipate bringing to market, and deriving revenue from, our FireSAFE and PVC shielded cable recycling technologies. We also anticipate bringing all other Kalmar acquisition technologies to the patent pending stage in the next six months. We hope to sign licensing deals for a number of these technologies in 2008. Revenue generated, if and when available, will be used for the continued marketing effort of these technologies.

Index

Although we see our position and the strength of the technologies we acquired as formidable, there can be no assurance that any of the possibilities discussed above will materialize. If we are unable to derive revenue from our technologies within the next 12 months we will be required to raise additional capital to support our operations until such time when we can maintain operations from income.

We don’t anticipate making any substantial equipment purchase or increasing our work force in the foreseeable future.

All of the factors discussed above raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this prospectus do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2007 Overview and Financial Results

The high-technology development and commercialisation industry remains challenging in North America and Europe, with continued market share pressures concentrated in the U.S. While our transition from a private company to a public one following our reverse merger significantly increased our compliance related financial burden, it also provided us with opportunities to seek financing for the execution of our business plan. Based on this financing we were able to significantly increase our technology acquisition and development footprint, and lay the foundation of fully executing our business strategy beginning in 2008 and 2009.

Debt and Capital Structure

Future maturities of the Company’s debt are as follows: 2008 — $250,000. The Company continues to explore opportunities to enhance liquidity, improve financial flexibility and reduce the long term costs of capital.

Critical Accounting Estimates

The consolidated financial statements accompanying this Annual Report on Form 10-KSB have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, the Company’s accounting policies have been disclosed in Note 2 to the consolidated financial statements.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements.

Environmental Matters

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions and water discharge. The Company is also subject to environmental laws requiring the Company to obtain licenses for a number of technologies currently undergoing development. Such licenses are needed for field testing of the Company’s RiverPower, FireSAFE, PVC Cable recycling and Red Mud Neutralization technologies.

During 2007, the Company did not make any material capital expenditures relating to environmental compliance.

Index

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets.

Results of Operations

Revenue

For the year ended December 31, 2007, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2008.

General, selling and administrative expenses

For the years ended December 31, 2007 general, selling and administrative expenses were $1,805,366 as compared to $31,067 for the year ended December 31, 2006. The increase in general, selling and administrative expenses of $1,494,932 are attributable to the additional staff/consultants (legal, audit), the cost of the reverse merger, technology development and acquisition and increased administrative and operating expenses. During 2007 the company hired four employees to expand its work force, including a Chief Financial Officer, a Chief Accounting Officer, a Chief Technology Officer. In addition to these a Technology Assistant was also hired to aid in managing the technology portfolio of the company. On a going forward basis, the company anticipates adding additional employees on an as needed basis.

Inflation and foreign currency

The Company maintains its books in local currency: US Dollars for the parent holding Company in the United States of America and Hungarian Forint for Vidatech in Hungary.

The Company’s operations are primary outside of the United States through its wholly owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect the Company’s sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. Dollars, as of December 31, 2007, has been affected by the weakening of the U.S. Dollar against the Hungarian Forint from 191.62 HUF/USD as of December 31, 2006, to 172.82 HUF/USD as of December 31, 2007, an approximate 10% depreciation in value. The average Hungarian Forint/U.S. Dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2007 and 2006 were 184.66 and 207.99, respectively.

Index

Liquidity

The Company’s cash and liquidity needs are impacted by research and development expenses, legal, accounting and regulatory filing expenses and operating expenses. At the current rate monthly expenditures, including operating expenses and technology management account for approximately $40,000.

Cash and Equivalents

As of December 31, 2007 and 2006, consolidated cash and equivalent balances totalled $182,780 and $28,735, respectively. As of December 31, 2007 approximately 59% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

Cash Flows

Sale of common stock. To date all of the Company’s operations have been financed through the sale of common stock. It is anticipated that this trend will continue for at least an additional twelve months before operating expenses can be fully or partially by financed from operating activities.

Other Debt and Capital Structure

Other Debt

Additional information related to the Company’s other debt and related agreements is set forth in Note 8 “Note Payable” and Note 9 “Capital lease payable” to the consolidated financial statements which are included in this Annual Report on Form 10-KSB.

Off-Balance Sheet Arrangements

None.

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

Index

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 7.	FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2008, the Company, on the recommendation of its board of directors, dismissed Marcum & Kliegman LLP (“M&K”) as its independent registered public accounting firm.

M&K did not issue any audit reports on the financial statements of the Company during its engagement.

Index

For the fiscal years ended December 31, 2007 and 2006 and through the date of this Current Report, there were no disagreements between the Company and M&K on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-B occurred within the period from August 15, 2007 through February 19, 2008 or through the date of this report.

The Company requested that M&K furnish it with a letter addressed to the Securities and Exchange Commission confirming its dismissal by the Company and whether or not it agrees with the statements made by the Company in its Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 28, 2008. A copy of the letter furnished by M&K in response to that request, dated February 28, 2008, is filed as Exhibit 16.1 to the said Form 8-K/A.

On February 18, 2008, BDO Kontroll (“BDO”), was engaged as the Company’s independent certified accountants. BDO was previously engaged as the independent certified accountants for Vidatech Kft., the Company’s wholly-owned subsidiary, during the period from April 26, 2006 (Inception) to December 31, 2006 and the interim period from January 1, 2007 to April 10, 2007 (on which date the Company acquired all of the issued and outstanding equity interest of Vidatech). During the period from August 15, 2007  through February 19, 2008, and through the date of the M&K’s engagement, we did not consult with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Index


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

2007 Annual Base Salary Rates

On October 25 2007, the Board of Directors approved annual base salary rates for the following executives:

2007 Annual Base
Name and Position	Salary Rate

Viktor Rozsnyay	$12,000
Chairman, President and Chief Executive Officer
Daniel Kun, Jr.	$13,000
Vice President
Ildiko Rozsa	$23,000
Chief Financial Officer
Mihaly Zala	$36,000
Chief Technology Officer
Szilvia Toth	38,000
Chief Accounting Officer

Index

Executive Officer Appointment

On October 24, 2007, the Board of Directors of the Company appointed Mr. Daniel Kun, Jr. to serve as Vice President of the Company. In connection with his appointment, the Company granted 250,000 restricted stock units to Mr. Kun, vesting in equal installments on a quarterly basis up to December 31, 2008.

On the same day the Board of Directors of the Company appointed Mrs. Ildiko Rozsa to serve as Chief Financial Officer of the Company. In connection with her appointment, the Company granted 250,000 restricted stock units to Mrs. Rozsa, of which 100,000 shares vested immediately with the remaining shares vesting in equal installments on a quarterly basis up to December 31, 2008.

On the same day the Board of Directors of the Company appointed Ms. Szilvia Toth to serve as Chief Accounting Officer of the Company. In connection with her appointment, the Company granted 100,000 restricted stock units to Ms. Toth, of which 50,000 shares vested immediately with the remaining shares vesting in equal installments on a quarterly basis up to December 31, 2008.

On August 24, 2007, the Board of Directors of the Company appointed Mr. Mihaly Zala to serve as Chief Technology Officer of the Company. In connection with his appointment, the Company granted 150,000 restricted stock units to Mr. Zala, vesting on a quarterly basis up to December 31, 2008.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of February 1, 2008:

Name	Age	Position
Viktor Rozsnyay	37	Chairman of the Board, President & Chief Executive Officer
Daniel Kun, Jr.	33	Vice President
Ildiko Rozsa	33	Chief Financial Officer
Mihaly Zala	52	Chief Technology Officer
Szilvia Toth	27	Chief Accounting Officer
Eugene L. Guhne	43	Member of the Board of Directors

Viktor Rozsnyay has served as the Chairman, President & Chief Executive Officer of the Company since April 5, 2007. From April 2006 to present, Mr. Rozsnyay has been a Manager of Vidatech Kft., a Hungarian company focused on the acquisition of technologies developed in Hungary, of which he was a founder; Vidatech is now our wholly owned Hungarian subsidiary. From 2004 to 2006 Mr. Rozsnyay was engaged in researching and establishing the foundation of Vidatech. From 2001 to 2004, he was the Founder and Chief Operating Officer of 10Charge, Inc., an ISSO R&D spin-off company formed to commercialize 10 minute battery charging technology, a product Mr. Rozsnyay and his former partners invented and patented. Prior thereto, Mr. Rozsnyay was the Founder and Managing Director of ISSO R&D Kft., an aerospace research company based in the Republic of Hungary, pursuing advanced aerospace propulsion research. Mr. Rozsnyay attended the Jozsef Katona Technical College in Budapest, graduating in 1989.

Index

Daniel Kun, Jr. has served as the Vice President of the Company since October 24, 2007.  In April 2006 Mr. Kun co-founded Vidatech Kft. and since its establishment has acted as Vidatech’s Managing Director.  Vidatech is now our wholly owned Hungarian subsidiary. Since 1996 Mr. Kun has been a part owner of Lira Kft., a Hungarian company involved in building engineering and heating installations throughout Hungary. From March 2000 to April 2006, he also acted as Managing Director of Lira Kft. Mr. Kun attended the Istvan Vagi Technical College in Budapest, graduating in 1992. Subsequently, Mr. Kun attended the Sligo Regional Technical Colleague in Ireland studying international business and marketing from 1994-1995. Mr. Kun is a certified TUV ISO auditor.

Ildiko Rozsa has served as the Chief Financial Officer of the Company since October 24, 2007.  Mrs. Rozsa is a qualified statutory accountant, currently completing her PhD studies at the Budapest Technical and Economic University in Business Science. Ms. Rozsa graduated at the College of Finance and Accountancy, later obtaining her mastered degree (MBA) at the Budapest University of Economics. From 1995 through 1996 she was audit assistant at Price Waterhouse’s Budapest Audit Department, where she gained experience in IAS and HAS audits. From 1997 through 2002 Ms. Rozsa was Finance and Accounting Director at Vivendi Telecom Hungary. Ms. Rozsa was responsible for the production of Vivendi Group Consolidated Financial Statements for 23 companies including foreign companies in accordance with IFRS, US GAAP and the related statutory requirements; definition of the accounting policy and procedures of the group, and controlling of their application. Management of the related audits and Managing the Accounting Department, the Reporting and Consolidation Department and the Payroll Department of Vivendi Group which consists of approximately 60 persons. From 2002 through 2004 Ms. Rozsa  was Chief Financial Officer at Bacardi-Martini Hungary Kft., where she was responsible for Managing the finance and administration team of the company. Responsible for financial, accounting, controlling, IT, customs and payroll activities. In 2004 she founded and became Managing Director, RIBZ Consulting where she works for multinational clients on IFRS and US GAAP projects, on privatization engagements. Ildiko is a tutor at the Budapest Technical University, Economic Faculty.

Mihaly Zala has served as the Chief Technology Officer of the Company since August 24, 2007.  Mr. Zala has a background in business, technology and management that spans over thirty five years. Since 2005, Mr. Zala has been managing his own company, Zala Project Builder Ltd. where he manages real estate projects including Gizella Mill, a Casino and exhibition space in Erzsébet Square. From 1998 to 2005 Mr. Zala was an investor, planner, technical controller and project manager at LAVINA Construction and Installation Co. Ltd. Prior to that, from 1987 to 1998 he was planner, technical controller and project manager at the Hungarian Post Office, Bureau for Planning and Investment and MATÁV Rt., Bureau for Telecommunication Investment. Mr. Zala holds an electrical engineering degree from the Budapest University of Technology, Faculty of Electric Engineering.

Szilvia Toth has served as the Chief Accounting Officer of the Company since October 24, 2007. Ms. Toth graduated in 2004 from the College of Finance and Accountancy in Budapest as an Economist on Accountancy. After a short professional practice in 2005 she worked at DHL Express Hungary Kft. as an accountant for different territories (posting of creditors, bank statements and taxes). Following her DHL tenure from 2005 to 2006 Ms. Toth worked at TMF Hungary Kft., an international accounting firm. From 2006 to 2007 Ms. Toth worked at BDO Forte AccRoll Kft., where her responsibilities included full scale bookkeeping including preparing of financial statements, reports, tax-returns, etc. of Hungarian and foreign companies.

Eugene L. Guhne has served as a member of the Board of Directors of the Company since March 4, 2008.  Mr. Guhne joined the Company on April 26, 2007 when he was appointed to serve as a member of our Advisory Board. Mr. Guhne has served as a Vice President, Sales of Ultimate Software, Inc. (NASDAQ: ULTI) since November 1999. From February 1998 to November 1999, Mr. Guhne served as Director of Sales, Mid-Atlantic Division of Ultimate Software, Inc. Prior to joining Ultimate Software, Inc., from 1992 to 1998, Mr. Guhne was the President of The Ultimate Software Group of the Carolinas, Inc. and the Vice President of The Ultimate Group of Virginia, Inc., a reseller of Ultimate Software which was acquired by it in March 1998. From 1987 to 1992, Mr. Guhne served in various positions at ADP, where his most recent position was Director of Sales. Mr. Guhne is a shareholder and Director of the Company.

Index

Family Relationships

There are no family relationships between any of directors or executive officers.

Audit Committee

Currently, our entire board of directors serves as our audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.

Code of Ethics

We have a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and others performing similar functions.

Changes in Director Nomination Process for Stockholders

None.

Compliance With Section 16 (A) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, certain officers, directors and owners of 10% or more of our outstanding shares have not filed Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.	EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2007, of those persons who were, at December 31, 2007, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2007 compensation exceeded $50,000.
SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Viktor Rozsnyay President & CEO	2007	3.000		125.000					128.000
Daniel Kun Vice President	2007	3.250		125.000					128.250
Ildiko Rozsa Chief Financial Officer	2007	5.750		325.000					330.750
Mihaly Zala Chief Technology Officer	2007	9.000		75.000				9.900	93.900
Szilvia Toth Chief Accounting Officer	2007	9.500		150.000					159.500
Total		30.500		800.000				9.900	840.400

Index

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 7, 2008 by each person known to us to own beneficially more than 5% of our Common Stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group.  Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
	Number of shares	Percent of Class

Ildiko Rozsa (1)	250 000	*
Szilvia Toth (2)	100 000	*
Mihaly Zala (3)	250 000	*
Gene Guhne (4)	1,000,000	2.43%
Mary Passalaqua (5)	2,500,000	6.07%
Daniel Kun, Jr. (6)	14,030,000	34.06%
Viktor Rozsnyay (7)	12,150,000	29.49%
Daniel Kun, Sr. (8)	2,550,000	6.19%

Total	32,830,000	79.69%

•	Less than 1%

(1) Address is 1066 Budapest, Terez Krt. 22, Hungary

(2) Address is 1095Budapest, Kalman Imre u. 22 II/6, Hungary

(3) Address is 1163 Budapest, Kerepesi u. 190, Hungary

(4) Address is 585 Cross Creek Tr. Gibsonville, NC 27249

(5) Address is 7325 Oswego Road, Suite D, Liverpool, New York, 13090

(6) Address is 1037 Budapest, Perenyi u 16/B, Hungary

(7) Address is 1112 Budapest, Koerberki ut 1037 Hrsz, Hungary

(8) Address is 1037 Budapest, Perenyi u 16/B, Hungary

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been since January 1, 2007 nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

Index

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit.

3.1	Original Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 17, 2006*
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on April 12, 2007**
3.3	Bylaws of the Registrant*
3.4	Form of Registration Rights Agreement of the Registrant†
3.5	Form of Subscription Agreement of the Registrant†

10.1	Securities Exchange Agreement executed and delivered on April 10, 2007 and dated as of March 16, 2007 by and among Tia V, Inc., Mary Passalaqua, Vidatech Kft, and the equity owners of Vidatech Kft.**
10.2	Separation Agreement and Release executed and delivered on April 10, 2007 and dated as of April 6, 2007 by and between Tia V, Inc. and Mary Passalaqua**
10.3	Promissory Note in the Principal Amount of $250,000 in favor of Mary Passalaqua**
10.4	Exclusive Distributorship Agreement dated June 15, 2006 by and between Vidatech and Toth Attila, a Hungarian citizen**
10.5	Amendment No. 1 dated July 15, 2007 to Exclusive Distributorship Agreement dated June 15, 2006 by and between Vidatech and Toth Attila, a Hungarian citizen†
10.6
Amendment dated May 11, 2007 to Securities Exchange Agreement executed and delivered on April 10, 2007 and dated as of March 16, 2007 by and among Tia V, Inc., Mary Passalaqua, Vidatech Kft., and the equity owners of Vidatech Kft†

10.7	Business Consulting Agreement dated April 26, 2007 between the Registrant and Eugene L. Guhne†
10.8	Business Consulting Agreement dated June 1, 2007 between the Registrant and Mihaly Zala†
10.9	Amendment No. 1 dated June 2, 2007 to Business Consulting Agreement dated June 1, 2007 by and between the Registrant and Mr. Mihaly Zala†
10.10	Business Consulting Agreement dated May 29, 2007 between the Registrant and Gabor Kolossvary†
10.11	Amendment No. 1 dated May 29, 2007 to Business Consulting Agreement dated June 1, 2007 by and between the Registrant and Mr. Gabor Kolossvary†
10.12	Business Consulting Agreement dated May 29, 2007 between the Registrant and Mr. Charles Machin†
10.13	Amendment No. 1 dated May 29, 2007 to Business Consulting Agreement dated June 1, 2007 by and between the Registrant and Mr. Charles Machin†
10.14	Business Consulting Agreement dated June 1, 2007 between the Registrant and Dr. Gabor Szilágyi†
10.15	Amendment No. 1 dated June 6, 2007 to Business Consulting Agreement dated June 6, 2007 by and between the Registrant and Dr. Gabor Szilágyi†
10.16	RiverPower Invention Transfer Agreement dated May 24, 2007 between Vidatech and Janos Salca and Viktor Salca, two Hungarian citizens.†
10.17	Amendment No. 1 dated August 1, 2007 to RiverPower Invention Transfer Agreement dated May 24, 2007 between Vidatech and Janos Salca and Viktor Salca, two Hungarian citizens.†
10.18	Invention Transfer Agreement dated August 13, 2007 between Vidatech and Imre Kalmar Nagy, a Hungarian citizen.†
10.19	Syndicate agreement between in4 Kft. and Vidatech, Kft.†
10.20	Invention transfer agreement between Otto Buresch and Vidatech Kft.†
10.21	Employment Agreement between Vidatech and Viktor Rozsnyay, dated October 24, 2007***
10.22	Employment Agreement between Vidatech and Daniel Kun, Jr., dated October 24, 2007***
10.23	Employment Agreement between Vidatech and Mihaly Zala, dated October 24, 2007***
10.24	Employment Agreement between Vidatech and Szilvia Toth, dated October 24, 2007***
10.25	Employment Agreement between Vidatech and Ildiko Rozsa, dated October 24, 2007***
10.26	Form of Registrant’s Restricted Stock Agreement†
10.28	Facilities lease agreement between Vidatech Kft and Lira Kft.††

Index

10.29	Amendment to Invention Transfer Agreement between Vidatech and Imre Kalmar Nagy, dated November 28, 2007. †††
10.30	Amendment to Invention Transfer Agreement between Vidatech and Otto Buresch, dated January 16, 2008.
21.1	Subsidiaries of the Registrant†
23.2	Consent of BDO Kontroll Ltd.
23.3	Consent of Pintz and Co.†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2/A, as filed with the U.S. Securities & Exchange Commission on November 14, 2007, and incorporated herein by reference.

†† Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2/A, as filed with the U.S. Securities & Exchange Commission on December 21, 2007, and incorporated herein by reference.

††† Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2/A, as filed with the U.S. Securities & Exchange Commission on January 18, 2008, and incorporated herein by reference.

* Filed as an exhibit to the Registrant’s Registration Statement on Form 10S-B, as filed with the U.S. Securities & Exchange Commission on October 31, 2006, and incorporated herein by reference.

** Filed as an exhibit to the Registrant’s Form 8-K Current Report, as filed with the U.S. Securities & Exchange Commission on April 17, 2007, and incorporated herein by reference.

*** Filed as an exhibit to the Registrant’s Form 8-K Current Report, as filed with the U.S. Securities & Exchange Commission on October 26, 2007, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by M&K and BDO Kontroll Kft. for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
M&K audit fees	$93,816	$-
BDO Kontroll Kft. audit Fees	$16,000	$2,885
Total Fees	$109,816	$2,885

The audit fees consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: March 31, 2008	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2007	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007 and 2006	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2007	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

Index

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

Power of the Dream Ventures, Inc. (formerly Tia V)
(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

March 31, 2008

BDO Kontroll Ltd.
MKVK number: 000049

/s/ Ferenc Baumgartner	/s/ Andras Magy
Ferenc Baumgartner	András Nagy
General Manager	Registered Auditor

MKVK number: 005718

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Amounts in USD

		December 31, 2007	December 31, 2006

ASSETS

Current Assets
Cash		$182,780	$28,735
Other receivables	3	78,806	34,000
Receivables from related parties	4	100,000	6,322
Inventories	6	4,466	4,028
Total Current Assets		366,052	73,085

Fixed assets, net	7	623,803	12,868
Deferred Tax Assets		-	5,439
Total Assets		$989,855	$91,392

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$117,960	$12,241
Capital leases payable, current portion	9	61,860	-
Note payable	8	250,000	-
Total Current Liabilities		429,820	12,241

Long term liabilities
Capital leases payable, less current portion	9	330,203	-
Total Long Term Liabilities		330,203	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 41,165,000 shares issued and outstanding	10	4,117	3,330
Additional Paid-In Capital		4,446,469	106,770
Deficit accumulated during development stage		(2,278,335)	(35,100)
Other Comprehensive Income		(9,850)	4,151
Unearned Compensation		(1,932,569)	-
Total Stockholders’ Equity		229,832	79,151

Total liabilities and stockholders’ equity		$989,855	$91,392

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Amounts in USD

	Notes	For the year ended December 31, 2007	For the year ended December 31, 2006	For the Period from April 26, 2006 (date of inception) to December 31, 2007

Net Sales		$-	$5,833	$5,833
Cost of Sales		-	(3,711)	(3,711)

Gross margin		-	2,122	2,122
Materials and services		22,335	2,689	25,024
General administration		1,805,366	31,067	1,836,433
Research and development	5	101,383	-	101,383
Personnel expenses		37,702	-	37,702
Depreciation and amortization	7	39,565	3,057	42,622
Other expenses, net		-	6,627	6,627
Operating expenses		2,006,351	43,440	2,049,791
Loss from operations		(2,006,351)	(41,318)	(2,047,669)
Interest income and exchange gains		19,318	779	20,097
Loss before provision (benefit) for income taxes		$(1,987,033)	(40,539)	(2,027,572)
Provision (benefit) for income taxes		(5,439)	5,439	-
Net loss		$(1,992,472)	$(35,100)	$(2,027,572)
Basic loss per share		$(0.02)	$(0.00)
Diluted loss per share		$(0.02)	$(0.00)
Weighted average number of shares outstanding – Basic		38,482,145	33,300,000
Weighted average number of shares outstanding – Diluted		38,482,145	33,300,000

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Amounts in USD
	Common Stocks
	Shares	Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	$3,330		$10,670			$14,000

Contributed Capital				96,100			96,100

Currency Translation Adjustment					$4,151		4,151	4,151

Net loss for the period			$(35,100)				(35,100)	(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)

Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 10)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 10)	1,875,000	188		637,313		$(467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 10)	100,000	10		33,990			34,000

Private placement at $2.5 per share (See Note 10)	104,000	10		259,990			260,000

Shares issued for stock based compensation at $2.5 per share (See Note 10)	1,036,000	104		2,589,896		(2,590,000)	-

Amortization of Unearned Compensation						1,124,932	1,124,932

Currency Translation Adjustment					(14,001)		(14,001)	(14,001)

Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Amounts in USD
	For the year ended December 31, 2007	For the year ended December 31, 2006	Cumulative from April 26, 2006 (date of inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,992,472	$35,100	$2,027,572
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,124,932	-	1,124,932
Issue of shares for legal services	170,000	-	170,000
Issue of shares for research and development	34,000	-	34,000
Depreciation and amortization	39,565	4,594	42,622
	(623,975)	(30,506)	(656,018)
Changes in operating assets and liabilities:
Increase in inventories	-	(4,028)	(4,028)
Increase in other current assets	(72,483)	(6,322)	(78,806)
Increase in related party receivables	(66,000)	(34,000)	(100,000)
Decrease in deferred tax assets	5,439	(5,439)	-
Increase in accounts payable and accrued liabilities	105,719	12,241	117,960

Net cash used in operating activities	(651,300)	(68,054)	(720,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(261,494)	(17,462)	(273,802)
Net cash used in investing activities	(261,494)	(17,462)	(273,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	53,735	96,100	149,835
Proceeds from sale of common stock	1,025,000	14,000	1,039,000
Net cash from financing activities	1,078,735	110,100	1,188,835

Effect of exchange rate changes on cash	(11,896)	4,151	(11,361)

Net increase in cash	154,045	28,735	182,780

Cash at beginning of period	28,735	-	-

Cash at end of period	$182,780	$28,735	$182,780

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$671,501	-	$671,501
Issuance of shares for liabilities assumed under reverse merger	$250,513	-	$250,513
Issuance of stock based compensation shares	$2,590,000	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	$392,063	-	$392,063

Cash paid for:
Interest	5,749	-	5,749
Taxes	-	-	-

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Following the acquisition the former stockholders of Vidatech owned a majority of the issued and outstanding common stock of PDV and the management of Vidatech controlled the Board of Directors of PDV and its wholly-owned Hungarian subsidiary Vidatech. Therefore the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with Vidatech as the accounting acquirer of PDV. The accompanying consolidated financial statements of the Company reflect the historical results of Vidatech, and the consolidated results of operations of PDV subsequent to the acquisition date. In connection with the Exchange Agreement, PDV adopted the fiscal year end of Vidatech as December 31.

All reference to shares and per share amounts in the accompanying consolidated financial statements have been restated to reflect the aforementioned shares exchange.

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market.

From inception through December 31, 2007, the Company primarily focused on the raising of capital. As of December 31, 2007, the Company acquired six technologies, TothTelescope, RiverPower and the Kalmar inventions (fire-proofing Liquid, technology for utilizing communal waste as a concrete additive and technology for repairing potholes with the use of recycled plastics) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine technology. All of these technologies are still in the development stage (see Note 5). As of December 31, 2007, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2007 and for the period from April 26, 2006 (date of inception) to December 31, 2007.

For further information, refer to the financial statements and footnotes thereto included in the Company’s filing on Form 8-K, as filed on April 16, 2007 with the SEC and as amended on August 30, 2007.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2007. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through December 31, 2007, the Company had an accumulated deficit of $2,278,335 and net cash used in operations of $720,892. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 9) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through December 31, 2008. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 –    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted in preparation of the consolidated financial statements are set out below.

Principles of Consolidation

The consolidated financial statements include the accounts of PDV and its wholly-owned Hungarian subsidiary, Vidatech. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Sales are recognized when there is evidence of a sales agreement, the delivery of the goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Sales are measured based on the net amount billed to a customer. Generally there are no formal customer acceptance requirements or further obligations.  Customers do not have a general right of return on products shipped therefore no provisions are made for return.

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

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the government or by pension funds, therefore no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2007, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

Research and development and Investment and Advances to Non-Consolidated Entities:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with investments and advances  in development-stage technology entities in which the company owns or controls less than a 50% voting interest, (see Note 5) where repayment from such entity is based on the results of the research and development having future economic benefit, the investment and advances are accounted for as costs incurred by the Company as research and development in accordance with SFAS No. 68 “Research and Development Arrangements”.

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at December 31, 2007 is $9,850.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Loss per Share:

Under SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2007 and 2006, respectively. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2007 and 2006, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Share-Based Payments:

In accordance with SFAS No. 123R “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. As the Company did not issue any employee SBP prior to September 30, 2007, there is no compensation cost recognized in the accompanied consolidated financial statements.

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

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 -    OTHER RECEIVABLES

	December 31, 2007	December 31, 2006

VAT reclaimable	$74,214	$6,322
Advances given	2,219	-
Other	2,373	-
Total	$78,806	$6,322

NOTE 4 -    INVENTORY

At December 31, 2007, inventories contained semi-finished goods of approximately $4,000.

NOTE 5 -    RESEARCH AND DEVELOPMENT (“R&D”)

In August, 2007, the Company entered into an agreement with two Hungarian individuals to establish In4 Kft (“in4). In4’s business is focused on software development and information technology purposes. The Company is a minority shareholder in in4 with 30% voting rights, which operates under independent management.

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan can be withdrawn by May 31, 2009. The loan bears interest at the Hungarian prime rate interest (7.50% at December 31, 2007). The purpose of the loan is to finance the development of an internet software called “eGlue”, a search engine and social network enabler based on semantic internet technology. According to the contract if the software is successfully developed, the outstanding amount of the loan and the related interest may be converted into equity in the associate for up to 40% voting rights. According to the agreement the members of the company are not entitled to receive dividends until May 31, 2009.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of eGlue having future economic benefit, management has expensed the Company’s investment in in4 of approximately $5,000 and loan to in4 of $63,864 as R&D in the accompanying consolidated statements of operations, in accordance with SFAS No. 68 “Research and Development Arrangements”.

On 24 May, 2007, the Company entered into an Invention Transfer Agreement (“ITA”) with two Hungarian individuals (“Inventors”). The purpose of this agreement is for the inventors to transfer to the Company the exclusive right of utilizing and patenting the invention, with the aim of the Company’s patenting the invention, having it registered as a patent in the patent registers and later on manufacturing or having the invention manufactured or utilizing it in manufacturing processes in the course of the utilization of a potential patent. According to the agreement if in the future the Company re-transfers the exclusive right of utilization to a third party the Company is obligated to share the fees with the Inventors on a proportionate basis.

In connection with the ITA, the Company issued 100,000 shares of the Company’s common stock to the Inventors. These shares issuance were recorded at fair value of $0.34 per share in the total amount of $34,000. The cost of the related invention was recorded as research and development expense.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6 -    RECEIVABLES FROM RELATED PARTIES

During 2007, the Company has provided advances of $100,000 to its management for general administration expenses. The amount of advance has to be repaid by March 31, 2008.

During 2006, the Company has provided short term loan to its management for general administration expenses. The loan did not bear interest obligation. The short term loan was repaid in January, 2007 to the Company.

NOTE 7 -    FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Machinery and equipment	$73,834	$4,000
Vehicles	520,625	-
Office equipment	63,175	6,000
Software and website registration rights	12,125	7,000
Total	669,759	17,000
Less: Accumulated depreciation and amortization	(45,956)	(4,132)
Net property and equipment	$623,803	$12,868

The net book value of fixed assets under capital lease amount to $499,843 at December 31, 2007. Depreciation and amortization expense for the years ended December 31, 2007 was $40,814 and $3,057, respectively and $43,871 for the period from April 26, 2006 (date of inception) to December 31, 2007.

NOTE 8 -    NOTE PAYABLE

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua with one year maturity at April 5, 2008. As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. Accordingly, such compensation is reflected in the accompanying consolidated balance sheet as the accumulated deficit of the Company, and will not be reflected in the Statement of operations, as such compensation expense was structured as an expense prior to the recapitalization.

The note payable bears interest at the prime rate (7.25% at December 31, 2007). Interest expense in connection with such note amounted to $14,404 for the year ended at December 31, 2007, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

NOTE 9 -    CAPITAL LEASES PAYABLE

In August, 2007, the Company entered into capital lease agreements on 3 vehicles for management purposes. The maturity of the lease is 60 months and is denominated in CHF. Installments and interest is due on a monthly basis.

In December, 2007, the Company entered into additional capital lease agreements on 2 vehicles for management purposes. The maturity of the lease is 72 months and is denominated in CHF. Installments and interest is due on a monthly basis.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

For the year ending December 31, 2007	Amounts

2008	$92,648
2009	92,648
2010	92,648
2011	92,648
2012	76,092
2013	42,198

Total minimum lease payments	488,882

Less: amounts representing interest	96,819

Present value of net minimum lease payments	392,063

Less: current portion	61,860

Long term liability	$330,203

NOTE 10 -    STOCKHOLDERS’ EQUITY

In October 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,000 shares of its common stock at $2.50 per share for aggregate proceeds of $260,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

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

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

As consideration for the above services, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $834,375 for the year ended December 31, 2007 and $834,375 for the period from April 26, 2006 (date of inception) to December 31, 2007, in accordance with EITF 96-18.

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $290,557 for the year ended December 31, 2007, respectively and $290,557 for the period from April 26, 2006 (date of inception) to December 31, 2007, in accordance with EITF 96-18.

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

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTE 11 -    SUBSEQUENT EVENTS

In February, shares of common stock of the Company have been approved by FINRA for quotation and trading on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol PWRV. Trading commences in the Company’s securities on the OTCBB beginning on February 21, 2008.

In January 2008, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 32,500 shares of its common stock at $3.25 per share for aggregate proceeds of $105,625. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement.

On 16 January, 2008, the Company entered into an Invention Transfer Agreement (“ITA”) with Otto Buresch, a Hungarian individual (“Inventor”). The purpose of the agreement is to transfer to the Company the exclusive right of utilizing for technology capable of mixing water with gasoline, in 40% to 60%, for use in internal combustion engines. Te purchase price of the invention was HUF 1,700,000 (approximately $10,000) The Company will patent the invention and will become its owner. Fallowing successful commercialization the inventor is entitled to receive 40% of NET revenue.

The accompanying notes are an integral part of
these consolidated financial statements