Form 10QSB
period 2008-03-31
Power of The Dream Ventures Inc
filed 2008-05-16
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_______FOR THE TRANSITION PERIOD FROM _____ TO _____

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
Yes  ☐ No  ☒

As of April 30, 2008, 41,197,500 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10-QSB
March 31, 2008

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Notes	March 31, 2008
ASSETS

Current Assets
Cash		$73,771
Other receivables	3	92,694
Receivables from related parties	4	105,000
Inventories	6	4,678
Total Current Assets		276,143

Fixed assets, net	7	629,487

Total Assets		$905,630

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$122,694
Capital leases payable, current portion	9	66,165
Note payable	8	250,000
Total Current Liabilities		438,859

Long term liabilities
Capital leases payable, less current portion	9	328,297
Total Long Term Liabilities		328,297

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorised, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 41,197,500 shares issued and outstanding Additional Paid-In Capital	10	4,552,091
Deficit accumulated during development stage		(3,010,790)
Other Comprehensive Income		(26,377)
Unearned Compensation		(1,380,570)
Total Stockholders’ Equity		138,474

Total liabilities and stockholders’ equity		$905,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended March 31, 2008	Three Months ended March 31, 2007	For the Period from April 26, 2006 (date of inception) to March 31, 2008

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122

Materials and services		8,003	1,656	33,027
General administration		638,959	44,794	2,475,392
Research and development	6	49,919	-	151,302
Personnel expenses		35,230	-	72,932
Depreciation and amortization	7	26,193	1,000	68,815
Other expenses, net		-	-	6,627
Operating expenses		758,304	47,450	2,808,095

Loss from operations		(758,304)	(47,450)	(2,805,973)

Interest expense and exchange losses		25,849	-	45,946

Loss before provision (benefit) for income taxes		(732,455)	(47,450)	(2,760,027)

Provision (benefit) for income taxes		-	7,624	-

Net loss		$(732,455)	$(39,826)	$(2,760,027)
Basic and Diluted loss per share		$(0.02)	$(0.00)

Weighted average number of shares outstanding – Basic and diluted		41,197,500	33,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	$3,330		$10,670			$14,000
Contributed Capital				96,100			96,100
Currency Translation Adjustment					$4,151		4,151	4,151
Net loss for the period			$(35,100)				(35,100)	(35,100)
Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)
Contributed Capital				53,735			53,735
Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)
Private placement of shares at $0.34 per share (See Note 10)	2,250,000	225		764,775			765,000
Shares issued for services at $0.34 per share (See Note 10)	1,875,000	188		637,313		$(467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 10)	100,000	10		33,990			34,000
Private placement at $2.5 per share (See Note 10)	104,000	10		259,990			260,000
Shares issued for stock based compensation at $2.5 per share (See Note 10)	1,036,000	104		2,589,896		(2,590,000)	-
Amortization of Unearned Compensation						1,124,932	1,124,932
Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stocks		Accumulated	Additional	Other	Unearned	Total	Comprehensive
	Shares	Amount	Deficit During Developmental Stage	Paid In Capital	Comprehensive Income	Compensation		Income/ (Loss)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625
Amortization of Unearned Compensation						551,999	551,999
Currency Translation Adjustment					(16,527)		(16,527)	(16,527)
Net loss for the period			(732,455)				(732,455)	(732,455)
Balance at March 31, 2008	41,197,500	$4,120	$(3,010,790)	$4,552,091	$(26,377)	$(1,380,570)	$138,474	$(2,786,404)

The accompanying notes form an integral part of these combined financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the period ended March 31, 2008	Cumulative from April 26, 2006 (date of inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$732,455	$2,760,027
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	551,999	1,676,931
Issue of shares for legal services	-	170,000
Issue of shares for research and development	-	34,000
Depreciation and amortization	26,193	68,815
	(154,663)	(810,281)
Changes in operating assets and liabilities:
Increase in inventories	-	(4,678)
Increase in other current assets	(13,888)	(92,694)
Increase in related party receivables	(5,000)	(105,000)
Increase in accounts payable and accrued liabilities	4,734	122,694

Net cash used in operating activities	(168,817)	(889,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(31,877)	(303,840)
Net cash used in investing activities	(31,877)	(303,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	149,835
Proceeds from sale of common stock	105,625	1,144,625
Net cash from financing activities	105,625	1,294,460

Effect of exchange rate changes on cash	(13,940)	(26,890)

Net increase in cash	(109,009)	73,771

Cash at beginning of period	182,780	-

Cash at end of period	$73,771	$73,771

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	-	$671,501
Issuance of shares for liabilities assumed under reverse merger	-	$250,513
Issuance of stock based compensation shares	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	$394,462	$394,462

Cash paid for:
Interest	-	5,749
Taxes	-	-

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through March 31, 2008, the Company primarily focused on the raising of capital. As of March 31, 2008, the Company acquired seven technologies, TothTelescope, RiverPower, utilizing for technology capable of mixing water with gasoline, and the Kalmar inventions (fire-proofing Liquid, technology for utilizing communal waste as a concrete additive and technology for repairing potholes with the use of recycled plastics) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine technology. All of these technologies are still in the development stage (see Note 5). As of March 31, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

As a result, the accompanying condensed consolidated financial statements have been presented on a development stage basis.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2008 and for the period from April 26, 2006 (date of inception) to March 31, 2008. Operating results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through March 31, 2008, the Company had an accumulated deficit of $2,760,027 and net cash used in operations of $889,959. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 10) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2009. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2008, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

Research and development and Investment and Advances to Non-Consolidated Entities:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2 "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with investments and advances  in development-stage technology entities in which the company owns or controls less than a 50% voting interest, (see Note 6) where repayment from such entity is based on the results of the research and development having future economic benefit, the investment and advances are accounted for as costs incurred by the Company as research and development in accordance with SFAS No. 68 "Research and Development Arrangements".

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at March 31, 2008 is $26,377.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - OTHER RECEIVABLES

March 31, 2008

VAT reclaimable	$85,790
Advances given	3,491
Other	3,413
Total	$92,694

NOTE 4 - RECEIVABLES FROM RELATED PARTIES

During 2008, the Company has provided advances of $105,000 to its management for general administration expenses. The amount of advance has to be repaid by June 30, 2008.

NOTE 5 - INVENTORY

At March 31, 2007, inventories contained semi-finished goods of approximately $4,000.

NOTE 6 - RESEARCH AND DEVELOPMENT (“R&D”)

In August, 2007, the Company entered into an agreement with two Hungarian individuals to establish In4 Kft (“in4). In4’s business is focused on software development and information technology purposes. The Company is a minority shareholder in in4 with 30% voting rights, which operates under independent management.

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan can be withdrawn by May 31, 2009. The loan bears interest at the Hungarian prime rate interest (7.5% at March 31, 2008). The purpose of the loan is to finance the development of an internet software called “eGlue”, a search engine and social network enabler based on semantic internet technology. According to the contract if the software is successfully developed, the outstanding amount of the loan and the related interest may be converted into equity in the associate for up to 40% voting rights. According to the agreement the members of the company are not entitled to receive dividends until May 31, 2009.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of eGlue having future economic benefit, management has expensed the        Company's investment in in4 of approximately $5,000 and loan to in4 of approximately $102,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with SFAS No. 68 "Research and Development Arrangements".

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RESEARCH AND DEVELOPMENT (“R&D”)

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

On 16 January, 2008, the Company entered into an Invention Transfer Agreement (“ITA”) with Otto Buresch, a Hungarian individual (“Inventor”). The purpose of the agreement is to transfer to the Company the exclusive right of utilizing for technology capable of mixing water with gasoline, in 40% to 60%, for use in internal combustion engines. The purchase price of the invention was HUF 1,750,000 (approximately $10,000) The Company will patent the invention and will become its owner. Following successful commercialization the inventor is entitled to receive 40% of net revenue.

NOTE 7 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2008:

March 31, 2008

Machinery and equipment	$78,291
Vehicles	545,299
Office equipment	66,687
Software and website registration rights	14,517
Total	704,794
Less: Accumulated depreciation and amortization	(75,307)
Net property and equipment	$629,487

The net book value of fixed assets under capital lease amount to $501,354 at March 31, 2008. Depreciation and amortization expense for three month periods ended March 31, 2008 and 2007 was $26,193 and $1,000, respectively and $68,815 for the period from April 26, 2006 (date of inception) to March 31, 2008.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - NOTE PAYABLE

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua with one year maturity at April 5, 2008. The note payable bears interest at the prime rate (5.25% at March 31, 2008). Interest expense in connection with such note amounted to $3,889 and $0 for the three month periods at March 31, 2008 and 2007, and was accrued and included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008:

For the year ending March 31, 2008	Amounts

2008	$72,780
2009	97,039
2010	97,039
2011	97,039
2012	79,698
2013	44,198
Total minimum lease payments	487,793

Less: amounts representing interest	93,331

Present value of net minimum lease payments	394,462

Less: current portion	66,165

Long term liability	$328,297

NOTE 10 - STOCKHOLDERS’ EQUITY

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

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

As consideration for the above services, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $439,375 for the period ended March 31, 2008 and $1,273,750 for the period from April 26, 2006 (date of inception) to March 31, 2008, in accordance with EITF 96-18.

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $112,625 for the year ended March 31, 2008, respectively and $403,182 for the period from April 26, 2006 (date of inception) to March 31, 2008, in accordance with EITF 96-18.

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

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 11 - SUBSEQUENT EVENTS

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for investor relationship program for 12 and 24 months periods. The Company secures and delivers 306,570 restricted common shares with a strike price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services is the delivery of 1,500,000 restricted common shares with a strike price of $0.75 for the contract period.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2008, we have had only limited operations and acquired rights to six technologies, TothTelescope, RiverPower and the Kalmar inventions (fire-proofing liquid, technology for utilizing communal waste as a concrete additive and technology for repairing potholes with the use of recycled plastics), a  right of utilizing for technology capable of mixing water with gasoline and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine technology.

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

On March 31, 2008, the Company had a deficit in working capital of $162,716.

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

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through March 31, 2008, the Company had an accumulated deficit of $2,760,027 and net cash used in operations of $889,959. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 10) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning during 2008. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Three Months Period Ended March 31, 2008 compared to Three Months Period Ended March 31, 2007

Revenue

For the three months ended March 31, 2008 and 2007, we had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2008 general, selling and administrative expenses were $638,959 as compared to $44,794 for the three months ended March 31, 2007. The increase in general, selling and administrative expenses of $551,999 are attributable to stock based payments and consulting expenses.

INFLATION AND FOREIGN CURRENCY

We maintain our books in local currency: US Dollars for the parent holding company in the United States of America and Hungarian Forint for Vidatech in Hungary.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

The translation of  our subsidiary’s  Forint denominated balance sheets into U.S. dollars, as of March 31, 2008, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 172.82 HUF/USD as of December 31, 2007, to 165 HUF/USD as of March 31, 2008, an approximate 10% depreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2008 and 2007 were 171.18 and 184.66, respectively.

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

There were no change in our Internal Controls during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

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

Index

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: May 14, 2008	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10QSB for the quarter ended March 31, 2008
Index to Exhibits Filed

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