Form 10-Q
period 2008-06-30
Power of The Dream Ventures Inc
filed 2008-08-18
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	43,115,181
(Class)	(Outstanding at August 15, 2008)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10-Q
June 30, 2008

		Page

PART I – FINANCIAL INFORMATION

ITEM 1 –	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At June 30, 2008 (Unaudited)		2

Condensed Consolidated Statements of Operations For the Three Months Ended June 30, 2008 and 2007and for the Period from April 26, 2006 (Date of Inception) to June 30, 2008 (Unaudited)		3

Condensed Consolidated Statements of Stockholders’ Equity For the Three Months Ended June 30, 2008 and 2007 and for the Period from April 26, 2006 (Date of Inception) to June 30, 2008 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows For the Three Months Ended June 30, 2008 and 2007 and for the Period from April 26, 2006 (Date of Inception) to June 30, 2008 (Unaudited)		6

Notes to the Condensed Consolidated Financial Statements (Unaudited)		7

ITEM 2 –	PLAN OF OPERATION	21

ITEM 3 –	CONTROLS AND PROCEDURES	27

PART II – OTHER INFORMATION		29

ITEM 1 –	LEGAL PROCEEDINGS	29

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5 –	OTHER INFORMATION	31

ITEM 6 –	EXHIBITS	32

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Notes	June 30, 2008 (Unaudited)
ASSETS

Current Assets
Cash		$19,084
Other receivables	3	17,831
Receivables from related parties	4	51,648
Inventories	5	5,153
Total Current Assets		93,716

Fixed assets, net	7	666,024
Total Assets		$759,740

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$173,047
Capital leases payable, current portion	9	74,424
Note payable	8	250,000
Total Current Liabilities		497,471

Long term liabilities
Capital leases payable, less current portion	9	342,434
Total Long Term Liabilities		342,434

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorised, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 43,115,181 shares issued and outstanding	10	4,312
Additional Paid-In Capital		6,041,498
Deficit accumulated during development stage		(3,980,390)
Other Comprehensive Income		(68,112)
Unearned Compensation		(2,077,473)
Total Stockholders’ Deficit		(80,165)

Total liabilities and stockholders’ deficit		$759,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	For the Period from April 26, 2006 (date of inception) to June 30, 2008
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		6,085	1,006	14,088	2,496	39,112
General administration	11	884,948	284,373	1,523,907	329,472	3,360,340
Research and development	6	76,265	34,000	126,184	34,000	227,567
Personnel expenses		38,445	-	73,675	-	111,377
Depreciation and amortization	7	29,705	1,756	55,898	2,756	98,520
Other expenses, net		-	6,003	-	5,864	6,627
Operating expenses		1,035,448	327,138	1,793,752	374,588	3,843,543

Loss from operations		(1,035,448)	(327,138)	(1,793,752)	(374,588)	(3,841,421)

Financial income (expense)		65,848	(4,583)	91,697	(4,583)	111,794

Loss before provision (benefit) for income taxes		(969,600)	(331,721)	(1,702,055)	(379,171)	(3,729,627)

Provision (benefit) for income taxes		-	(13,063)	-	(5,439)	-

Net loss		$(969,600)	$(344,784)	$(1,702,055)	$(384,610)	$(3,729,627)
Basic and Diluted loss per share		$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding – Basic and diluted		42,799,408	37,179,945	41,917,335	32,250,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stocks		Accumulated Deficit During Developmental	Additional Paid In	Other Comprehensive	Unearned		Comprehensive
	Shares	Amount	Stage	Capital	Income	Compensation	Total	Income/ (Loss)

Issuance of common stock	33,300,000	$3,330		$10,670			$14,000

Contributed Capital				96,100			96,100

Currency Translation Adjustment					$4,151		4,151	4,151

Net loss for the period			$(35,100)				(35,100)	(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)

Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 10)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 10)	1,875,000	188		637,313		$(467,501)	170,000

Shares issued for research and development at $0.34 per share (See Note 10)	100,000	10		33,990			34,000

Private placement at $2.5 per share (See Note 10)	104,000	10		259,990			260,000

Shares issued for stock based compensation at $2.5 per share (See Note 10)	1,036,000	104		2,589,896		(2,590,000)	-

Amortization of Unearned Compensation						1,124,932	1,124,932

Currency Translation Adjustment					(14,001)		(14,001)	(14,001)

Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stocks		Accumulated Deficit During Developmental	Additional Paid In	Other Comprehensive	Unearned		Comprehensive
	Shares	Amount	Stage	Capital	Income	Compensation	Total	Income/ (Loss)
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625

Shares issued for services at $0.7 per share (See Note 10)	306,570	31		214,568		(214,599)	-

Shares issued for services at $0.75 per share (See Note 10)	1,500,000	150		1,124,850		(1,125,000)	-

Shares issued for services at $1.35 per share (See Note 10)	111,111	11		149,989		(150,000)	-

Amortization of Unearned Compensation						1,344,695	1,344,695

Currency Translation Adjustment					(58,262)		(58,262)	(58,262)

Net loss for the period			(1,702,055)				(1,702,055)	(1,702,055)

Balance at June 30, 2008	43,115,181	$4,312	$(3,980,390)	$6,041,498	$(68,112)	$(2,077,473)	$(80,165)	$(3,797,739)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For six month period ended June 30, 2008 (Unaudited)	Cumulative from April 26, 2006 (date of inception) to June 30, 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,702,055	$3,729,627
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,344,695	2,469,627
Issue of shares for legal services	-	170,000
Issue of shares for research and development	-	34,000
Depreciation and amortization	55,898	98,520
	(301,462)	(957,480)
Changes in operating assets and liabilities:
Increase in inventories	-	(5,153)
Increase in other current assets	60,975	(17,831)
Increase in related party receivables	48,352	(51,648)
Increase in accounts payable and accrued liabilities	67,651	173,047

Net cash used in operating activities	(124,484)	(859,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(137,684)	(347,686)
Net cash used in investing activities	(137,684)	(347,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	149,835
Proceeds from sale of common stock	105,625	1,144,625
Net cash from financing activities	105,625	1,294,460

Effect of exchange rate changes on cash	(7,153)	(68,625)

Net (decrease) increase in cash	(163,696)	19,084

Cash at beginning of period	182,780	-

Cash at end of period	$19,084	$19,084

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	1,489,599	$2,161,100
Issuance of shares for liabilities assumed under reverse merger	-	$250,513
Issuance of stock based compensation shares	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	$416,858	$416,858

Cash paid for:
Interest	-	5,749
Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through June 30, 2008, the Company primarily focused on raising of capital. As of June 30, 2008, the Company acquired eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 6).

As of June 30, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

As a result, the accompanying condensed consolidated financial statements have been presented on a development stage basis.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2008 and for the period from April 26, 2006 (date of inception) to June 30, 2008. Operating results for the six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Since inception through June 30, 2008, the Company had an accumulated deficit of $3,729,627 and net cash used in operations of $859,065. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 10) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2009. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan.

Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of these risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates:

The preparation of the financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those based upon management’s judgments, estimates and assumptions. Critical accounting policies requiring the use of estimates are depreciation and amortization and share-based payments

Revenue Recognition:

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are stated at current value, which approximates fair value. The Company does not require collateral for accounts receivable. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write offs, and customers’ financial condition.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2008, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at June 30, 2008 is $68,112.

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

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

NOTE 3 -    OTHER RECEIVABLES

June 30, 2008

VAT reclaimable	$11,554
Advances given	3,845
Other	2,432
Total	$17,831

NOTE 4 -    RECEIVABLES FROM RELATED PARTIES

During 2008, the Company has provided advances of approximately $50,000 to its management for general administration expenses. The amount of advance has to be settled by September 30, 2008.

NOTE 5 -    INVENTORY

At June 30, 2007, inventories contained semi-finished goods of approximately $5,000.

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan can be withdrawn by May 31, 2009. The loan bears interest at the Hungarian prime rate interest (8.5% at June 30, 2008). The purpose of the loan is to finance the development of an internet software called “eGlue”, a search engine and social network enabler based on semantic internet technology. According to the contract if the software is successfully developed, the outstanding amount of the loan and the related interest may be converted into equity in the associate for up to 40% voting rights. According to the agreement the members of the company are not entitled to receive dividends until May 31, 2009.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the        Company's investment in in4 of approximately $5,000 and loan to in4 of approximately $173,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with SFAS No. 68 "Research and Development Arrangements".

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 -    FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2008:

June 30, 2008

Machinery and equipment	$86,235
Vehicles	600,630
Office equipment	79,150
Software and website registration rights	17,193
Total	783,208
Less: Accumulated depreciation and amortization	(117,184)
Net property and equipment	$666,024

The net book value of fixed assets under capital lease amount to $527,796 at June 30, 2008. Depreciation and amortization expense for three and six month periods ended June 30, 2008  was $29,705 and $55,898, respectively and $98,520 for the period from April 26, 2006 (date of inception) to June 30, 2008.

NOTE 8 -    NOTE PAYABLE

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua originally with one year maturity at April 5, 2008. The note has been prolongated by one year to April 5, 2009 with the same conditions. The note payable bears interest at the prime rate (5.00% at June 30, 2008). Interest expense in connection with such note amounted to $3,168 and $7,057 for the three and six month periods at June 30, 2008, and was accrued and included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 -    CAPITAL LEASES PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008:

For the year ending June 30, 2008	Amounts

2008	$53,443
2009	106,886
2010	106,886
2011	106,886
2012	87,785
2013	48,178
Total minimum lease payments	510,064

Less: amounts representing interest	93,206

Present value of net minimum lease payments	416,858

Less: current portion	74,424

Long term liability	$342,434

NOTE 10 -  STOCKHOLDERS’ EQUITY

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for investor relationship program for 12 months period. The Company secures and delivers 306,570 restricted common shares with a strike price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services is the delivery of 1,500,000 restricted common shares with a strike price of $0.75 for the contract period.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provides capital funding services including serving as an investment banking liaison and acts as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share. Additionally, the Company agreed to pay for the capital funding services 7% success fee.

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

As consideration for the above services, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $878,750 for the

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 -   STOCKHOLDERS’ EQUITY (Continued)

period ended June 30, 2008 and $1,713,125 for the period from April 26, 2006 (date of inception) to June 30, 2008, in accordance with EITF 96-18.

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $161,359 for the year ended June 30, 2008, respectively and $451,917 for the period from April 26, 2006 (date of inception) to June 30, 2008, in accordance with EITF 96-18.

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

NOTE 11 -   GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings for the six month period at June 30, 2008:

June 30, 2008

Stock based compensation	$878,750
Stock based Consultant services	198,026
Marketing expenses	267,920
Other	179,211
Total	$1,523,907

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2008, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 6). As of June 30, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

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

On June 30, 2008, the Company had a deficit in working capital of $403,755.

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 6). As of June 30, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.  In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Since inception through June 30, 2008, the Company had an accumulated deficit of $3,729,627 and net cash used in operations of $859,065. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 10) will allow them to continue operations and execute its business plan.

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

In March 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Results of Operations

Three Months Period Ended June 30, 2008 compared to Three Months Period Ended June 30, 2007

Revenue

For the three months ended June 30, 2008 and 2007, we had no revenues.

General, selling and administrative expenses

For the three months ended June 30, 2008 general, selling and administrative expenses were $884,948 as compared to $284,373 for the three months ended June 30, 2007. The increase in general, selling and administrative expenses of $792,696 are attributable to stock based payments and consulting expenses.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

The translation of  our subsidiary’s  Forint denominated balance sheets into U.S. dollars, as of June 30, 2008, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 172.82 HUF/USD as of December 31, 2007, to 149.8 HUF/USD as of June 30, 2008, an approximate 14% depreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2008 and 2007 were 163.71 and 187.96, respectively.

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

Evaluation of Disclosure Controls

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting which constitutes a “material weakness”. Accordingly, management has concluded that a deficiency was identified in its internal controls

Index

ITEM 3 – CONTROLS AND PROCEDURES (Continued)

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

Changes in Internal Controls

We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets, except for the material weakness identified related to the accrual of expenses discussed above.’.

There were no change in our Internal Controls during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

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

On October 24, 2007, the Company appointed Ildiko Rozsa to the position of Chief Financial Officer.  Prior to joining the Company, between 1995 and 1996 Ms. Rozsa worked as Audit Assistant at Price Waterhouse Budapest Kft. Between 1997 and 2002 she was Finance and Accounting Director at Vivendi Telecom Hungary. From 2002 to 2004 she was Chief Financial Officer of Bacardi-Martini Hungary Kft. In 2004 she founded and became Managing Director of RIBZ Consulting, a company focusing on working with international clients on US GAAP compliance. Mrs. Rozsa graduated from the College of Finance and Accountancy, later obtaining her masters degree at the Budapest University of Economics. She is a tutor at the Budapest Technical and Economics University

On October 24, 2007, the Company appointed Szilvia Toth to the position of Chief Accounting Officer.  Prior to joining the Company from 2005 to 2006 Ms. Toth worked at TMF Hungary Kft. an international accounting firm. From 2006 to 2007 she with worked at BDO Forte AccRoll Kft., where her responsibilities included full scale bookkeeping, including preparation of financial statements, reports and tax-returns of Hungarian and foreign companies. Ms. Toth graduated in 2004 from the College of Finance and Accountancy in Budapest as an Economist on Accountancy.

Index

ITEM 3 – CONTROLS AND PROCEDURES (Continued)

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

By June 15, 2007 we completed a private placement under exemption rule Reg. S, offering a total of 2,250,000 shares of common stock to nineteen individuals, all of whom are natives of Hungary, for $0.34 cents per share.  Proceeds from the offering are to be used to cover general corporate administrative expenses, continued development of our RiverPower and TothTelescope technologies, further technology acquisition and development and legal and compliance related expenses.

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

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for investor relationship program for 12 months period. The Company secures and delivers 306,570 restricted common shares with a strike price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services is the delivery of 1,500,000 restricted common shares with a strike price of $0.75 for the contract period.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provides capital funding services including serving as an investment banking liaison and acts as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share. Additionally, the Company agreed to pay for the capital funding services 7% success fee.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: August 15, 2008	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended June 30, 2008
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