Form 10-Q
period 2008-09-30
Power of The Dream Ventures Inc
filed 2008-11-14
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	45,115,181
(Class)	(Outstanding at November 14, 2008)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10-Q
September 30, 2008

		Page

PART I –	FINANCIAL INFORMATION

ITEM 1 –	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At September 30, 2008 (Unaudited)		2

Condensed Consolidated Statements of Operations For the Three Months Ended September 30, 2008 and 2007 and for the Period from April 26, 2006 (Date of Inception) to September 30, 2008 (Unaudited)		3

Condensed Consolidated Statements of Stockholders’ Equity For the Three Months Ended September 30, 2008 and 2007 and for the Period from April 26, 2006 (Date of Inception) to September 30, 2008 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows For the Three Months Ended September 30, 2008 and 2007 and for the Period from April 26, 2006 (Date of Inception) to September 30, 2008 (Unaudited)		6

Notes to the Condensed Consolidated Financial Statements (Unaudited)		7

ITEM 2 –	PLAN OF OPERATION	22

ITEM 3 –	CONTROLS AND PROCEDURES	29

PART II –	OTHER INFORMATION	31

ITEM 1 –	LEGAL PROCEEDINGS

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 5 –	OTHER INFORMATION	33

ITEM 6 –	EXHIBITS	34

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	Notes	September 30, 2008 (Unaudited)
ASSETS

Current Assets
Cash		$34,170
Other receivables	3	9,470
Inventories	4	4,544
Total Current Assets		48,184

Fixed assets, net	6	568,860

Total Assets		$617,044

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$275,952
Capital leases payable, current portion	8	67,018
Short term liabilities to related parties		29,838
Note payable	7	250,000
Total Current Liabilities		622,808

Long term liabilities
Capital leases payable, less current portion	8	284,682
Total Long Term Liabilities		284,682

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorised, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 43,115,181 shares issued and outstanding	9	4,312
Additional Paid-In Capital		6,041,498
Deficit accumulated during development stage		(5,131,734)
Other Comprehensive Income		15,006
Unearned Compensation		(1,219,528)
Total Stockholders’ Deficit		(290,446)

Total liabilities and stockholders’ deficit		$617,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Notes	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	For the Period from April 26, 2006 (date of inception) to September 30, 2008
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		8,970	10,627	23,058	13,123	48,082
General administration	10	907,016	247,863	2,430,923	577,335	4,267,356
Research and development	5	36,201	58,025	162,385	92,025	263,768
Personnel expenses		41,498	8,472	115,173	8,472	152,875
Depreciation and amortization	6	32,801	15,671	88,699	18,427	131,321
Other expenses, net		-	1,453	-	7,317	6,627
Operating expenses		1,026,486	342,111	2,820,238	716,699	4,870,029

Loss from operations		(1,026,486)	(342,111)	(2,820,238)	(716,699)	(4,867,907)

Financial income (expense)		(124,858)	(25,425)	(33,161)	(30,008)	(13,064)

Loss before provision (benefit) for income taxes		(1,151,344)	(367,536)	(2,853,399)	(746,707)	(4,880,971)

Provision (benefit) for income taxes		-	-	-		-

Net loss		$(1,151,344)	$(367,536)	$(2,853,399)	$(752,146)	$(4,880,971)
Basic and Diluted loss per share		$(0.03)	$(0.01)	$(0.07)	$(0.02)

Weighted average number of shares outstanding – Basic and diluted		42,949,502	40,025,000	42,167,694	36,859,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stocks		Accumulated Deficit During Developmental	Additional Paid In	Other Comprehensive	Unearned		Comprehensive
	Shares	Amount	Stage	Capital	Income	Compensation	Total	Income/ (Loss)

Issuance of common stock	33,300,000	$3,330		$10,670			$14,000

Contributed Capital				96,100			96,100

Currency Translation Adjustment					$4,151		4,151	4,151

Net loss for the period			$(35,100)				(35,100)	(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)

Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 9)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 9)	1,875,000	188		637,313		$(467,501)	170,000

Shares issued for research and development at $0.34 per share (See Note 9)	100,000	10		33,990			34,000

Private placement at $2.5 per share (See Note 9)	104,000	10		259,990			260,000

Shares issued for stock based compensation at $2.5 per share (See Note 9)	1,036,000	104		2,589,896		(2,590,000)	-

Amortization of Unearned Compensation						1,124,932	1,124,932

Currency Translation Adjustment					(14,001)		(14,001)	(14,001)

Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stocks		Accumulated Deficit During Developmental	Additional Paid In	Other Comprehensive	Unearned		Comprehensive
	Shares	Amount	Stage	Capital	Income	Compensation	Total	Income/(Loss)
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Private placement of shares at $3.25 per share (See Note 9)	32,500	3		105,622			105,625

Shares issued for services at $0.7 per share (See Note 9)	306,570	31		214,568		(214,599)	-

Shares issued for services at $0.75 per share (See Note 9)	1,500,000	150		1,124,850		(1,125,000)	-

Shares issued for services at $1.35 per share (See Note 9)	111,111	11		149,989		(150,000)	-

Amortization of Unearned Compensation						2,202,640	2,202,640

Currency Translation Adjustment					24,856		24,856	24,856

Net loss for the period			(2,853,399)				(2,853,399)	(2,853,399)

Balance at September 30, 2008	43,115,181	$4,312	$(5,131,734)	$6,041,498	$15,006	$(1,219,528)	$(290,446)	$(4,865,965)

The accompanying notes form an integral part of these combined financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For nine month period ended September 30, 2008 (Unaudited)	Cumulative from April 26, 2006 (date of inception) to September 30, 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$2,853,399	$4,880,971
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	2,202,640	3,327,572
Issue of shares for legal services	-	170,000
Issue of shares for research and development	-	34,000
Depreciation and amortization	88,699	131,321
	(562,060)	(1,218,078)
Changes in operating assets and liabilities:
Increase in inventories	-	(4,544)
Increase in other current assets	69,336	(9,470)
Increase in related party receivables	100,000	-
Increase in accounts payable and accrued liabilities	187,830	305,790

Net cash used in operating activities	(204,894)	(926,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(33,758)	(348,481)
Net cash used in investing activities	(33,758)	(348,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	149,835
Proceeds from sale of common stock	105,625	1,144,625
Net cash from financing activities	105,625	1,294,460

Effect of exchange rate changes on cash	(15,583)	14,493

Net (decrease) increase in cash	(148,610)	34,170

Cash at beginning of period	182,780	-

Cash at end of period	$34,170	$34,170

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	1,489,599	$2,161,100
Issuance of shares for liabilities assumedunder reverse merger	-	$250,513
Issuance of stock based compensation shares	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	$351,700	$351,700

Cash paid for:
Interest	-	5,749
Taxes	-	-

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through September 30, 2008, the Company primarily focused on raising of capital. As of September 30, 2008, the Company acquired eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 6).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FireSAFE

On August 20, the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where the revenue will be recognized in October. A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd.

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. It is anticipated that the FireLESS Ltd. will start the international roll-out of FireSAFE in the first half of 2009.

To further these goals on October 20, 2008 The Company filed a PCT patent application to protect FireSAFE internationally.

FireSAFE is an environmentally friendly, biodegradable liquid designed to prevent, and if necessary extinguish natural fires that are exceedingly hard, or impossible to contain with water or other fire-fighting solutions. This category includes forest, bush and other natural fires. FireSAFE reaches the heart of the fire, coating all surfaces with a crystalline layer that hardens when exposed to heat. The layer thus formed is capable of withstanding heat as high as 1,100 degrees centigrade, enough to stop the most fearsome forest fires. Following use (containment of the fire) the biodegradable active ingredient will decompose in approximately four months.  FireSAFE can also be used as a preventive solution, both in the wild and in treating lumber. During fire season those areas that are the most likely to be burnt can be sprayed with the solution as a preventive measure. Lumber used in construction can also be treated with FireSAFE to increase its fire resistance factor. FireSAFE can be manufactured anywhere on the planet with ease as all its ingredients are widely and cheaply available.

Yorkville SEDA

On October 8, 2008, Power of the Dream Ventures, Inc. (the “Company”) entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a specified discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement.

Financing from this transaction will be used by the Company for the continued development of its current technologies, commercialization of same, the acquisition of new technologies and for general corporate expenses.

The Company filed the details of this transaction on Form 8-K with the Commission on October 14, 2008.

As of September 30, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

As a result, the accompanying condensed consolidated financial statements have been presented on a development stage basis.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2008 and for the period from April 26, 2006 (date of inception) to September 30, 2008. Operating results for the nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since inception through September 30, 2008, the Company had an accumulated deficit of $5,131,734 and net cash used in operations of $926,302. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 9) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2009. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2008, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2008 is $16,006.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 14, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

NOTE 3 - OTHER RECEIVABLES

June 30, 2008

VAT reclaimable	$5,826
Advances given	742
Other	2,902
Total	$9,470

NOTE 4 -  INVENTORY

At September 30, 2007, inventories contained semi-finished goods of approximately $5,000.

NOTE 5 -  RESEARCH AND DEVELOPMENT (“R&D”)

In August, 2008, the Company entered into an agreement with a Hungarian individual to establish FireLESS Kft (FireLESS). FireLESS’s business is focused on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFEsoftware development and information technology purposes. The Company is a minority shareholder in FireLESS with 30% voting rights, which operates under independent management.

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan can be withdrawn by May 31, 2009. The loan bears interest at the Hungarian prime rate interest (8.5% at September 30, 2008). The purpose of the loan is to finance the development of an internet software called “eGlue”, a search engine and social network enabler based on semantic internet technology. According to the contract if the software is successfully developed, the outstanding amount of the loan and the related interest may be converted into equity in the associate for up to 40% voting rights. According to the agreement the members of the company are not entitled to receive dividends until May 31, 2009.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the        Company's investment in in4 and in FireLESS of approximately $5,000 and $900, respectively and loan to in4 of approximately $200,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with SFAS No. 68 "Research and Development Arrangements".

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 -  FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2008:

June 30, 2008

Machinery and equipment	$76,042
Vehicles	529,635
Office equipment	70,057
Software and website registration rights	24,697
Total	700,431
Less: Accumulated depreciation and amortization	(131,571)
Net property and equipment	$568,860

The net book value of fixed assets under capital lease amount to $443,631 at September 30, 2008. Depreciation and amortization expense for three and nine month periods ended September 30, 2008 was $32,801 and $88,699, respectively and $131,321 for the period from April 26, 2006 (date of inception) to September 30, 2008.

NOTE 7 - NOTE PAYABLE

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua originally with one year maturity at April 5, 2008. The note has been prolongated by one year to April 5, 2009 with the same conditions. The note payable bears interest at the prime rate (5.00% at September 30, 2008). Interest expense in connection with such note amounted to $3,125 and $10,182 for the three and nine month periods at September 30, 2008, and was accrued and included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 -  CAPITAL LEASES PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008:

For the year ending September 30, 2008	Amounts

2008	$47,126
2009	94,252
2010	94,252
2011	94,252
2012	77,409
2013	42,929
Total minimum lease payments	450,220

Less: amounts representing interest	98,520

Present value of net minimum lease payments	351,700

Less: current portion	67,018

Long term liability	$284,682

NOTE 9 - STOCKHOLDERS’ EQUITY

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

As consideration for the above services, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $1,318,125 for the period ended September 30, 2008 and $2,152,500 for the period from April 26, 2006 (date of inception) to September 30, 2008, in accordance with EITF 96-18.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -  STOCKHOLDERS’ EQUITY (Continued)

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $165,609 for the year ended September 30, 2008, respectively and $456,167 for the period from April 26, 2006 (date of inception) to September 30, 2008, in accordance with EITF 96-18.

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

NOTE 10 - GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings for the nine month period at September 30, 2008:

September 30, 2008

Stock based compensation	$1,318,125
Stock based Consultant services	165,609
Marketing expenses	718,905
Other	228,284
Total	$2,430,923

NOTE 11 - SUBSEQUENT EVENTS

On October 8, 2008, Power of the Dream Ventures, Inc. (the “Company”) entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a specified discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29.

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement.

Financing from this transaction will be used by the Company for the continued development of its current technologies, commercialization of same, the acquisition of new technologies and for general corporate expenses.

The Company filed the details of this transaction on Form 8-K with the Commission on October 14, 2008.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2008, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 6). As of September 30, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

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

On September 30, 2008, the Company had a deficit in working capital of $574,624.

FireSAFE technology

On August 20, the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd.

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. It is anticipated that the FireLESS Ltd. will start the international roll-out of FireSAFE in the first half of 2009.

To further these goals on October 20, 2008 The Company filed a PCT patent application to protect FireSAFE internationally.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

FireSAFE is an environmentally friendly, biodegradable liquid designed to prevent, and if necessary extinguish natural fires that are exceedingly hard, or impossible to contain with water or other fire-fighting solutions. This category includes forest, bush and other natural fires. FireSAFE reaches the heart of the fire, coating all surfaces with a crystalline layer that hardens when exposed to heat. The layer thus formed is capable of withstanding heat as high as 1,100 degrees centigrade, enough to stop the most fearsome forest fires. Following use (containment of the fire) the biodegradable active ingredient will decompose in approximately four months.  FireSAFE can also be used as a preventive solution, both in the wild and in treating lumber. During fire season those areas that are the most likely to be burnt can be sprayed with the solution as a preventive measure. Lumber used in construction can also be treated with FireSAFE to increase its fire resistance factor. FireSAFE can be manufactured anywhere on the planet with ease as all its ingredients are widely and cheaply available.

Financing from Yorkville SEDA

On October 8, 2008, Power of the Dream Ventures, Inc. (the “Company”) entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a specified discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29.

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement.

Financing from this transaction will be used by the Company for the continued development of its current technologies, commercialization of same, the acquisition of new technologies and for general corporate expenses.

The Company filed the details of this transaction on Form 8-K with the Commission on October 14, 2008.

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 5). As of September 30, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.  In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

We currently have no other arrangements for such financings and can give you no assurance that such financings will be available to us when required or on terms that we deem acceptable or at all. We believe that should our securities commence trading on the over-the-counter marketplace, our ability to raise funds may be enhanced but this in itself will not guarantee that we will be able to raise the capital required to implement some or all of our business strategy.

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

Since inception through September 30, 2008, the Company had an accumulated deficit of $5,132,734 and net cash used in operations of $926,302. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 9) will allow them to continue operations and execute its business plan.

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

ITEM 2 – PLAN OF OPERATION (Continued)

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. The new standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 14, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operation or cash flows.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

Results of Operations

Three Months Period Ended September 30, 2008 compared to Three Months Period Ended September 30, 2007

Revenue

For the three months ended September 30, 2008 and 2007, we had no revenues.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

General, selling and administrative expenses

For the three months ended September 30, 2008 general, selling and administrative expenses were $907,016 as compared to $247,863 for the three months ended September 30, 2007. The increase in general, selling and administrative expenses of $857,944 are attributable to stock based payments and consulting expenses.

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

The translation of  our subsidiary’s  Forint denominated balance sheets into U.S. dollars, as of September 30, 2008, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 172.82 HUF/USD as of December 31, 2007, to 169.88 HUF/USD as of September 30, 2008, an approximate 2% depreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2008 and 2007 were 162.45 and 185.96, respectively.

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

Index

ITEM 3 – CONTROLS AND PROCEDURES (Continued)

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

There were no change in our Internal Controls during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

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

On October 24, 2007, the Company appointed Ildiko Rozsa to the position of Chief Financial Officer.  Prior to joining the Company, between 1995 and 1996 Ms. Rozsa worked as Audit Assistant at Price Waterhouse Budapest Kft. Between 1997 and 2002 she was Finance and Accounting Director at Vivendi Telecom Hungary. From 2002 to 2004 she was Chief Financial Officer of Bacardi-Martini Hungary Kft. In 2004 she founded and became Managing Director of RIBZ Consulting, a company focusing on working with international clients on US GAAP compliance. Mrs. Rozsa graduated from the College of Finance and Accountancy, later obtaining her masters degree at the Budapest University of Economics. She is a tutor at the Budapest Technical and Economics University

On October 24, 2007, the Company appointed Szilvia Toth to the position of Chief Accounting Officer.  Prior to joining the Company from 2005 to 2006 Ms. Toth worked

Index

ITEM 3 – CONTROLS AND PROCEDURES (Continued)

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

10	Licensing agreement between Vidatech Kft and FireLESS Ltd. for the commercialisation of FireSAFE technology

11	Incorporation papers of FireLESS Ltd.

12	Standby Equity Distribution Agreement between the Company and YA Global Investments, L.P.

13	Registration Rights Agreement between the Company and YA Global Investments, L.P.

14	Warrant Agreement between the the Company and YA Global Investments, L.P.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: November 14, 2008	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended September 30, 2008
Index to Exhibits Filed

10	Licensing agreement between Vidatech Kft and FireLESS Ltd. for the commercialisation of FireSAFE technology

11	Incorporation papers of FireLESS Ltd.

12	Standby Equity Distribution Agreement between the Company and YA Global Investments, L.P.

13	Registration Rights Agreement between the Company and YA Global Investments, L.P.

14	Warrant Agreement between the the Company and YA Global Investments, L.P.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.