Form 10-K
period 2008-12-31
Power of The Dream Ventures Inc
filed 2009-03-20
CIK 1377888

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. 

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Issuer had revenues of $0 for the year ended December 31, 2008. As of March 15, 2009, 47,615,181 shares of Common Stock were outstanding of which approximately 12,035,350 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2008 was $16,247,723.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes  No ☒

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10-K

December 31, 2008

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Index

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

The Company’s Products

Through December 31, 2008, we have had only limited operations and acquired rights to only eleven technologies: TothTelescope, RiverPower, the Kalmar inventions (fire-proofing liquid called FireSAFE; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for recycling the metal content of PVC shielded electric cables and the metal content of radial tires; technology for deicing roads in an environmentally friendly way; and technology for the neutralization of toxic red mud, a byproduct of the bauxite industry), a desalination technology that functions cheaper, with more efficiency and with less energy than current methods and technology for the mixing of water with gasoline for use in internal combustion engines In addition we also purchase an equity interest in “in4 Kft”, a Hungarian Limited Liability Company formed to develop and commercialize a next generation internet based search engine and content organizer product based on semantic internet technology.

Index

A detailed analysis of these technologies is as follows:

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

In its current stage of development the desalination device consists of comprehensive design specifications, engineering drawings, and a small prototype to demonstrate proof of concept. We are now engaged in producing final engineering specifications for the manufacturing of a laboratory scale prototype. We anticipate the completion of these plans by the the end of 2009, with a working prototype completed by mid 2010. Once operational, the prototype will undergo rigorous testing and technology refinement procedures.

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

Large-scale desalination typically requires large amounts of energy, as well as specialized, expensive infrastructure, making it very costly compared to the use of fresh water from rivers or groundwater. The large energy reserves of many Middle Eastern countries, along with their relative water scarcity, have led to extensive construction of desalination in the region. Saudi Arabia’s desalination plants account for about 24% of total world capacity. The world’s largest desalination plant is the Jebel Ali Desalination Plant (Phase 2) in the United Arab Emirates. It is a dual-purpose facility that uses multi-stage flash distillation and is capable of producing 300 million cubic meters of water per year (Source: Wikipedia article).

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

Index

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

As of December 31, 2008 we have not yet begin to develop this technology due to time and financial constraints. We may not be in a position to advance development for quite some time, and may even be forced to shut down development of this technology. The potential downside risk based on funds allocated thus far for this development is less than $15,000 dollars.

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

Since June 15, 2006, and through the period ended December 31, 2007, we have sold and distributed eight TothTelescopes and various accessories for aggregate sales proceeds of $5,833. Since June 30, 2007, the TothTelescope has been unavailable for purchase.  This is mainly due to manufacturing challenges that have arisen since introducing the product. The original supplier of certain components proved to be unreliable in producing consistent quality over multiple orders, which forced us to discontinue our relationship with the supplier. We have been unable to locate a suitable replacement manufacturer in Hungary. We are now evaluating several out of country suppliers. It is anticipated that a final decision on a new supplier(s), if any, will be made by the middle of 2009.

As of December 31, 2008 we have been unable to locate suitable parts suppliers for the telescope at cost levels, and in a suitable timeframe, that would warrant continuation of this project. Therefore as of December 31, 2008 we have discontinued marketing and manufacturing efforts for the TothTelescope.

Revenues obtained from the eight telescopes have offset development expenses incurred during the project.

RiverPower Technology

Pursuant to an exclusive utilization agreement dated May 24, 2007 by and between the Company and Janos Salca and Viktor Salca, collectively the inventors. On May 25, 2007 Vidatech submitted two patent applications in Hungary, one relating to the modular, vertical wheels based generation unit of the RiverPower technology and one for the slow revolutions per minute electrical generator itself, which coverts slow rotational movement into electrical power. Prior to submission of the patent applications, a thorough due diligence review was completed to establish the uniqueness and patentability of the technology.

On May 15, 2008 we filed two PCT patent applications as international extension of the applications filed in Hungary on May 25, 2007.

The exclusive utilization agreement covers all methods and extents of utilization of the inventions, collectively referred to as RiverPower, and all aspects of the underlying technology. Upon successful deployment and commercialization of the technology the Company is entitled to receive fifty (50) percent of all revenues generated while the inventors will receive the remaining net fifty (50) percent. As part of the agreement Janos Salca and Viktor Salca each received 50,000 shares of our common stock. The shares were issued on August 4, 2007.

Index

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

In August of 2008 we completed initial testing of one fourth scale RiverPower prototypes at Vituki, Hungary Water Resource Management and Engineering firm. Based on this study it was determined that the technology is viable and can be used for power generation. As of December 31, 2008 we entered into a second development agreement with Vituki, aimed at optimizing and enhancing the technology. We anticipate completion of this second round of testing in the second quarter of 2009.

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

Hydroelectric power is one of several green, renewable energy sources, and is currently the largest renewable energy source, accounting for 19% of electrical generation – 715,000 mWe. Other means for producing electrical power include solar, wind, and geothermal production methods, accounting for approximately 4% of all alternative renewable electrical energy market.  Alternative renewable electrical energy production, itself, accounts for approximately 10-12% of global electrical energy production (Source: Wikipedia article.) Nevertheless, with daily world consumption increasing and hydrocarbon supplies decreasing, there is considerable incentive for companies to develop low-cost alternative, renewable electrical energy production means, including hydroelectric power. This is especially true when viewed against the current geopolitical climate.

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

Index

Marketing

We will seek to commercialize RiverPower initially, in Hungary, and then internationally in Europe, the US, Central and South America and China through large scale power plant(s) facilities construction, licensing and/or joint operation of plants.  Towards that end, and during the next twelve (12) months, it is our plan to: (i) file the national phase of our PCT application with respect to RiverPower and the many pole generator technology covering the following countries: all EU member states, US, Canada, Japan, China, India, Brazil, Egypt, Congo, Afghanistan, Tajikistan, Turkmenistan, Uzbekistan, Russia, Mongolia, Argentina, Chile, Peru, Ukraine, Belarus, Turkey, Iraq, Israel, Jordan, Niger, Nigeria, Mali, Venezuela; (ii) build a life sized prototype of the machine and river testet in Hungary following the successful completion of the second VITUKI testing program, expected in the second half of 2009.; (iii)  build and field test a full sized version of the many pole generator to be used on RiverPower machines; (iv) and install the first pilot facility by the end of 2009 for final testing and power generation data in Hungary..

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

On November 21, 2008 we filed a PCT application for FireSAFE to extend coverage internationally.

The Agreement covers all methods and extents of utilization of the inventions and all aspects of the underlying technology. Upon successful deployment and commercialization of any or all of the three technologies, Vidatech is entitled to receive sixty (60%) of the revenues generated, while the Inventor will receive forty (40) percent.

Index

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

In the US, large forest fires have occurred more frequently in the western United States since the mid-1980s as spring temperatures increased, mountain snows melted earlier and summers got hotter. Almost seven times more forested federal land burned during the 1987-2003 period than during the prior 17 years. In addition, large fires occurred about four times more often during the latter period. In recent years, wildfires in the western United States have burned hundreds of homes annually and caused extreme and sometimes irreversible damage to natural resources. Fire-fighting expenditures for wildfires now regularly exceed one billion dollars per year (Source: Scripps Institution of Oceanography at the University of California)

On August, 2008 we entered into a licensing agreement in which we grated exclusive rights to further develop and commercialize FireSAFE to FireLess Ltd. According to the terms of the agreement FireLess will be responsible, on a going forward basis, for the development, certification and licensing/commercializing FireSAFE. We received 30% equity in the new company in addition to a one time license acquisition fee of HUF 20,000,000. As of December 31, 2008 HUF 10,000,000 has been provided with the rest payable by June 30, 2009.

FireLess is currently engaged in laboratory and field testing of FireSAFE. We anticipate this process to be completed in the second quarter of 2009. Following testing and data analysis, assuming the final results warrant further development, marketing and commercialization tasks will be undertaken, estimated to begin in the second half of 2009. A final decision to move FireSAFE forward is expected in the second quarter of 2009.

As of December 31, 2008 we have not yet begin product development tasks associated with HardCrete and the Pothole Filler product. We anticipate conducting preliminary market analysis, competitor studies and technology verification studies in the first half of 2009. Based upon the result od these studies a final decision will be made on these products.

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

Index

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

The Company’s PVC covered electrical cable and radial tire recycling technology; red mud neutralization; and environmentally friendly salt free de-icing solution.

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

All three inventions have been established to be patentable by the patent firm of Pintz and Co, via an international patent search. On February 22, 2008 the Company filed two patent applications one each for the PVC shielded electric cable recycling technology and one for the environmentally friendly deicing liquid. The third technology aimed at neutralizing red mud has not been patented as of December 31, 2008.

The Agreement covers all methods and extents of utilization of the inventions and all aspects of the underlying technology. Upon successful deployment and commercialization of any or all of the three technologies, Vidatech is entitled to receive sixty (60%) percent of the revenues generated, while Mr. Nagy will receive forty (40%) percent of net revenues.

As of December 31, 2008 we have not yet began development of these technologies. We hope to complete initial technology verification and market studies in the first half of 2009 to determine the best course of action, if any, to follow in bringing them to market. During this study it may become apparent that the commercialization of these technologies entails a lerge enough financial expenditure/risk to make it impractical to move forward.

Index

In general, our Red mud neutralization technology is a liquid additive-based method capable of neutralizing heavy metals (and its caustic material content) inherent in red mud by  forming a concrete-like substance that will not leak dangerous elements even when exposed to heat, rain or other environmental factors.

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

Our PVC shielded electrical cable recycling is also a liquid based method, that allows the easy removal of PVC from electrical cable scrap. Cables are submerged in a solution and soaked for approximately fifteen minutes, following which the metal can be easily pulled from the PVC casing. In approximately two hours the PVC returns to its natural, rigid state. The liquid can be re-used between 50-60 times. This technology can also be used to remove the metal content of car tires.

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

The Company’s deicing solutions does not contain any of these byproducts.  It is composed of natural compounds that are environmentally friendly and are particularly well suited for the prevention and removal of ice and snow. Pre-treated with the product, ice will not form on surfaces, or once formed, it can easily be removed. We have filed a Hungarian patent application for this product and are in the process of determining if a PCT application is warranted. A decision will be made in the first half of 2009.

In addition to these technologies our wholly owned subsidiary, Vidatech Kft. also has a 40% equity interest in the following:

iGlue technology via equity purchase in ‘in4 Kft’.

On August 2, 2007 Vidatech Kft., our wholly owned Hungarian subsidiary, entered into a joint development agreement with the inventors/creators of iGlue, an online content organization and search application based on semantic web technology. In the transaction Vidatech received 30% equity in the newly formed in4 Kft (http://www.in4.hu), the owner and exclusive developer of iGlue (http://www.iglue.com), for HUF 900 thousand (approximately USD 5,000). Up until May 31, 2009, Vidatech is expected to provide up to HUF 48 million (approximately USD 271,000) in member loans to in4 Kft. to cover development expenses of iGlue.

Index

As of December 31, 2008 we have provided this amount to in4, Ltd.

As part of the agreement, Vidatech has the option of converting its HUF 48 million member loan into an additional 10% equity in in4 Kft. at or before the end of May, 2009. Since as of December 31, 2008 we have provided the entire agreed upon loan to in4 Ltd., as of January 8, 2009 we have elected to covert our member loan into the additional 10% equity in in4, Ltd. As of that date we own 40% of in4, Ltd.

Since the establishment of in4 Kft. the company has focused on completing development work on iGlue. On June 24, 2008 in4, Ltd released on the World Wide Web a product demonstrator if iGlue. Subsequent to that on February 2, 2009 in4 released a call for 1,000 beta tester to register at the products official website located at http://www.iglue.com for Beta testing to begin as soon as the 1,000 registrars have been reached. We anticipate this Beta test to be under way before the end of first quarter of 2009. This initial limited Beta is to run for five weeks upon which a fully functional Beta release will be launched for a world wide audience in the early part of the second quarter of 2009.

Following successful wide scale Beta testing it is anticipated that the final product will become available starting in the third quarter of 2009.

Upon successful launch we will aim to provide free and value added services of iGlue, generating revenue from subscribers, advertising fees and technology licenses.

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

Index

Asynchronous data handling (AJAX)

Thanks to the integrated AJAX functions that use the latest technology, parts of the page can also be refreshed separately; users don’t need to download full pages while using the site, so this online application is as feature-rich as a desktop program while it also eliminates the slow response times frequently experienced with online applications. Compared to traditional (synchronous) methods that use full page downloads, this approach saves time and provides ease of use, which translates into significant savings in terms of work time.Cross-domain web services using AJAX

One of iGlue’s highlights is that using plug-ins, users can call the application through external sites, which empowers any site with the search and content management capabilities of the source site. The integration of web service and AJAX technologies resulting in such a rich functionality is currently an unrivaled feature of this program.

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

Desalination – Zenon Environmental Inc., Consolidated Water Co. Ltd., IDE Technologies Ltd., Veolia Environment

Energy – Ocean Power Technologies, First Solar, Inc., Suntech Power Holdings Co.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2008 included 8 persons, of which 5 were salaried employees and 3 were hourly workers.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to establish leadership positions in core technology lines and provide the Company with a competitive edge as it seeks additional business with new customers. Total research and development expenditures for the eleven technologies currently managed by the Company were approximately $425,974 thousand in 2008, increasing from $101,383 in 2007. The Company also works with technology development partners, to develop technological capabilities and new products and applications.

Index

The Company’s Intellectual Property

The Company owns significant intellectual property, including nine patent applications, proprietary prototypes of managed technologies and numerous trade secrets. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, prototype, tool or technology or trade secret, in the opinion of management, is of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have commercial significance.

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

During 2008, the Company did not make any material capital expenditures relating to environmental compliance.

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the Securities and Exchange Commission, including amendments to those reports, may be obtained through its internet website at www.poweroftehdream.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC.

Item 1.A.	Risk Factors

We have a limited operating history, which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We were recently organized and only recently completed our acquisition of Vidatech, which itself has had limited operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of the technologies in which we invest, acquire or license. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2008, we incurred aggregate losses of $7,036.548 and anticipate incurring additional losses for at least the next twelve (12) months.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2009. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisioton of additional technologies, or to meet unforeseen financial needs.. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

We currently do not have any commercialized product(s) or any significant source of revenue. We have invested substantially all of our time and resources over the last two years in identification, research and development of technologies. The technologies, which are the subject of our ongoing research programs, will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. We cannot currently estimate with any accuracy the amount of funds that may be required because it may vary significantly depending on the results of our current research and development activities, product testing, costs of acquiring licenses, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, manufacturing, marketing and other costs associated with the commercialization of products following receipt of approval, if required, from regulatory bodies and other factors.

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

Index

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

Index

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

We maintain our books in local currency: U.S. dollars for Power of the Dream in the United States and the Hungarian Forint for Vidatech in Hungary. Our operations are conducted primarily outside of the United States through Vidatech, our wholly-owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2008, the Hungarian Forint has fluctuated between HUF 220 and HUF 145 to the U.S. dollar. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

Index

Investor confidence and the market price of our shares may be adversely impacted if we or our independent registered public accountants are unable to issue an unqualified opinion on the adequacy of our internal controls over our financial reporting.

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of their internal controls over financial reporting. These requirements first applied to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007, however the independent public accountants’ report will not be required until our fiscal year ending December 31, 2009. Our management may not conclude that our internal controls over financial reporting are effective. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Moreover, even if our management does conclude that our internal controls over financial reporting are effective, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may not concur with our management’s assessment or may not issue a report that is unqualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could lead to a decline in the market price of our shares.

Concentration of ownership among our directors, executive officers and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of December 31, 2008, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 75% of our outstanding shares of common stock. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Index

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

Index

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

The Company’s principal executive offices are located at Soroksari ut 94-96, Budapest, Hungary. The offices are leased on a monthly basis for a fee of $1,100. The premises consist of approximately 1,000 square feet of space.

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

Market Information

The Company’s common stock is listed on the OTC Bulletin Board (OTCBB) in the United States under the symbol “PWRV.” Our common began trading on the OTC Bulletin Board on February 21, 2008.  There was no trading activity of our common stock prior to February 21, 2008. Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by OTCBB in each fiscal quarter from January 1, 2006 to December 31, 2007. The OTCBB quotations below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2007
Quarter Ended March 31, 2007	-	-
Quarter Ended June 30, 2007	-	-
Quarter ended September 30, 2007	-	-
Quarter ended December 31, 2007	-	-

Fiscal 2008
Quarter Ended March 31, 2008	$4.00	$3.90
Quarter Ended June 30, 2008	$4.00	$1.85
Quarter ended September 30, 2008	$2.00	$0.10
Quarter ended December 31, 2008	$1.00	$0.17

Index

Holders

As of December 31, 2008, the Company had 47,615,181 shares of its common stock $0.0001 par value outstanding, which were owned by approximately 115 shareholders of record.

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

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement. As of December 31, 2008 we have not yet exercised any of these funds.

On November 20, 2008, the Company consummated a private placement of 2,500,000 shares of its common stock to one investors for an aggregate purchase price of $1,000,000. The shares of common stock were sold to non-US Persons in reliance on the exemptions from the registration requirements of the Securities Act provided by the provisions of Regulation S as promulgated under the Securities Act. Proceeds from the offering are used for general corporate expenses.

On January 30, 2008, the Company consummated a private placement of 104,000 shares of its common stock to four investors for an aggregate purchase price of $104,000 at a per share price of $3.25. The shares of common stock were sold to non-US Persons in reliance on the exemptions from the registration requirements of the Securities Act provided by the provisions of Regulation S as promulgated under the Securities Act. Proceeds from the offering are used for general corporate expenses.

Issuer Purchases Of Equity Securities

None.

Index

ITEM 6.	SELECTED FINANCIAL DATA

	2008	2007

Revenues	-	-
General and administration expenses	3,249,997	1,805,366
Research and development	425,974	101,383
Net loss	3,958,212	1,992,472

For the year ended December 31, 2008, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2009. For the years ended December 31, 2008 general, selling and administrative expenses were $3,249,997 as compared to $1,805,366 for the year ended December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Since inception through December 31, 2008, we had a deficit accumulated during the development stage of $6,236,547 and net cash used in operations of $1,320,180. To date all of our funding has been provided through sale of our common stock.  We believe that the recent funding from the private placement of the Company’s common shares will allow us to continue operations and execute our business plan to the end of 2009.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that the technologies we currently have under management, many of which are environmentally friendly, green technologies, will prove attractive to both private and institutional investors, making fund raising a less strenuous process than it was before. We also believe that as the only Hungarian public (or private) company that is actively engaged in Hungarian intellectual property acquisition and commercialization, we are an even more attractive investment opportunity.

If needed, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development and operating needs. We anticipate no more than two additional fund raising round in 2009, after which we hope to rely solely on income generated from our technologies under management. We believe 2009 will result in a number of licensing opportunities and revenue generating opportunities from the deployment of our technologies on the international market. Foremost of these opportunities is RiverPower, FireSAFE and our PVC shielded electric cable recycling technologies. We also anticipate our investment in in4 Ltd to start generating funds in the second half of 2009.

FireSAFE is currently completing independent testing. If these test results demonstrate the commercial viability of FireSAFE we anticipate product roll out to commence in the first half of 2009 in cooperation with FireLess, Ltd. a Hungarian Limited Liabily company whom acquired a license for FireSAFE in August of 2008; our PVC cable recycling technology will undergo third party technology verification in the first half of 2009, following which further action will be decided upon based on these test results.; RiverPower is currently completing a second round of independent testing and technology optimization studios. Once results from these tests are obtained and analized we anticipate installing a full sized version of the machine for real-life river testing in the second half of 2009. In4 Ltd has launched a call for 1,000 beta testers of their iGlue technology on February 2, 2009. Once all spaces are filled a five week limited beta will commence. Feedback from this test will be incorporated into the iGlue followed by a full, world-wide open beta in prior to the second half of 2009.

Index

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

In 2009 we anticipate spending approximately $250,000 on general administrative expenses, $150,000 on legal, accounting and compliance related expenses, 100,000 on continued development of our RiverPower technology, and $200,000 on our in4 investment. All other technologies in our portfolio are currently on hold until we a) either raise more financing b) realize revenue from the three technologies described above.

Our commitment to in4 Ltd. to provide HUF 48,000,000 (approximately US$270,000) has been fulfilled as of December 31, 2008. However we have elected to continue finance in4 operations on a continuous basis going forward until iGlue enters the market and starts generating revenue for the company. This financing is provided on a member loan basis to in4 Ltd. We also have ongoing lease obligations for company cars in the amount of approximately US$5,000 per month.

We also have an outstanding note in the amount of $250,000 payable to Mary Passalaqua, our former President and CEO.  This note, which bears interest at the U.S. prime rate and is due and payable April 5, 2009, was issued immediately prior to the reverse merger and assumed by us in connection with the reverse merger. The note was recorded by us as additional compensation to Ms. Passalaqua.  Such compensation is reflected in our condensed balance sheet as the accumulated deficit of the Company, and will not be reflected in our statement of operations, as such compensation expense was structured as an expense prior to our recapitalization.  In the event that we raise in excess of $3,000,000 dollars in capital the note is payable immediately.

On November 21, 2008 we provided a payment of $35,000 toward the $250,000 NOTE, therefore reducing our NOTE outstanding to $215,000 plus accumulated interest.

On February 5, 2009 we entered into restricted stock agreements with certain of our employees, pursuant to which we granted a total of 760,000 shares of restricted common stock.  The shares will vest in installments, with all shares vesting by the end of 2009. We estimate the total fair value of these share issuances is approximately $304,000, the entire amount of which will be recognized as an expense in 2009.”

Being a development stage company, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products, many of which risks are beyond the control of the Company. Many of our technologies are in the preliminary development stage. While international patent searches have been conducted to verify the patentability of these technologies, many of the actual patents are still being prepared. As of this writing we have filed the following patent applications: 2 Hungarian and two PCT applications for RiverPower; one Hungarian and one PCT application for FireSAFE; one Hungarian application for our Desalination technology; one Hungarian application for our PVC shielded electric cable recycling technology; one Hungarian application communal waste additive to concrete technology and one Hungarian application four our biodegradable deicing solution. All other patents relating to additional properties we own are currently being prepared. market conditions permitting we intend to file these patents in 2009.

Over the course of the next 12 months we plan to focus on four primary technologies in order to become cash flow positive: RiverPower, FireSAFE, PVC shielded cable recycling and our investment in in4 Ltd. We anticipate completing a full scale version of our RiverPower device in 2009, complete with a power generating electrical generator. We also anticipate bringing to market, and deriving revenue from, our FireSAFE and PVC shielded cable recycling technologies. In addition. We also hope to release a full world-wide beta of iGlue following culminations of the current 1,000 beta tester limited release of the program.

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

2008 Overview and Financial Results

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

Debt and Capital Structure

Future maturities of the Company’s debt are as follows: 2009 — $235,000. The Company continues to explore opportunities to enhance liquidity, improve financial flexibility and reduce the long term costs of capital.

Critical Accounting Estimates

The consolidated financial statements accompanying this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, the Company’s accounting policies have been disclosed in Note 2 to the consolidated financial statements.

We account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Index

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

During 2008, the Company did not make any material capital expenditures relating to environmental compliance.

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

Results of Operations

Revenue

For the year ended December 31, 2008, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2009.

General, selling and administrative expenses

For the years ended December 31, 2008 general, selling and administrative expenses were $3,249,997 as compared to $1,805,366 for the year ended December 31, 2007. Of the $1,444,631 increase in general, selling and administrative expenses, $1,093,224 is attributable to marketing expenses and $921,250 is attributable to share based payments to personnel. At the same time the Company decreased its expenses by $569,843 compared to 2007 in consulting. During 2007 the company hired four employees to expand its work force, including a Chief Financial Officer, a Chief Accounting Officer, a Chief Technology Officer. In addition to these a Technology Assistant was also hired to aid in managing the technology portfolio of the company. On a going forward basis, the company anticipates adding additional employees on an as needed basis.

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

Index

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. Dollars, as of December 31, 2008, has been affected by the strengthening of the U.S. Dollar against the Hungarian Forint from 172.82 HUF/USD as of December 31, 2007, to 188.52 HUF/USD as of December 31, 2008, an approximate 9% increase in value. The average Hungarian Forint/U.S. Dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2008 and 2007 were 171.78 and 184.66, respectively.

Liquidity

The Company’s cash and liquidity needs are impacted by research and development expenses, legal, accounting and regulatory filing expenses and operating expenses. At the current rate monthly expenditures, including operating expenses and technology management total approximately $50,000.

Cash and Equivalents

As of December 31, 2008 and 2007, consolidated cash and equivalent balances totalled $650,945 and $182,780, respectively. As of December 31, 2008 approximately 99% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

Cash Flows

Sale of common stock. To date all of the Company’s operations have been financed through the sale of common stock. It is anticipated that this trend will continue for at least an additional twelve months before operating expenses can be fully or partially by financed from operating activities.

Other Debt and Capital Structure

Other Debt

Additional information related to the Company’s other debt and related agreements is set forth in Note 8 “Note Payable” and Note 9 “Capital lease payable” to the consolidated financial statements which are included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. The new standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on its consolidated financial position, results of operation or cash flows. FSP FAS 157-2 delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Adoption of SFAS 157 for non-financial assets and liabilities will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. Adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 " Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of FSP APB 14-1 is not expected to have a material impact on our financial position, results of operations or cash flows.

Index

ITEM 8.	FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Index

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

Management conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

ITEM 9B.	OTHER INFORMATION

2008 Annual Base Salary Rates

On October 25 2007, the Board of Directors approved annual base salary rates for the following executives:

2008 Annual Base
Name and Position	Salary Rate

Viktor Rozsnyay*	$13,006
Chairman, President and Chief Executive Officer
Daniel Kun, Jr.	$21,850
Vice President
Ildiko Rozsa	$25,148
Chief Financial Officer
Mihaly Zala	$38,839
Chief Technology Officer
Szilvia Toth	41,158
Chief Accounting Officer

*Director of the Company

Executive Officer Appointment

On October 24, 2007, the Board of Directors of the Company appointed Mr. Daniel Kun, Jr. to serve as Vice President of the Company. As an extension of the appointment, on February 5, 2009, the Company granted 200,000 restricted stock units to Mr. Kun, vesting in equal installments on a quarterly basis up to December 31, 2009.

On the same day the Board of Directors of the Company appointed Mrs. Ildiko Rozsa to serve as Chief Financial Officer of the Company. As an extension of the appointment, on February 5, 2009,, the Company granted 120,000 restricted stock units to Mrs. Rozsa, vesting in equal installments on a quarterly basis up to December 31, 2009.

On the same day the Board of Directors of the Company appointed Ms. Szilvia Toth to serve as Chief Accounting Officer of the Company. As an extension of the appointment, on February 5, 2009,, the Company granted 120,000 restricted stock units to Ms. Toth, vesting in equal installments on a quarterly basis up to December 31, 2009.

On August 24, 2007, the Board of Directors of the Company appointed Mr. Mihaly Zala to serve as Chief Technology Officer of the Company. As an extension of the appointment, on February 5, 2009,, the Company granted 120,000 restricted stock units to Mr. Zala, vesting in equal installments on a quarterly basis up to December 31, 2009.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of January 1, 2009:

Name	Age	Position
Viktor Rozsnyay	38	Chairman of the Board, President & Chief Executive Officer
Daniel Kun, Jr.	34	Vice President
Ildiko Rozsa	34	Chief Financial Officer
Mihaly Zala	53	Chief Technology Officer
Szilvia Toth	28	Chief Accounting Officer
Eugene L. Guhne	44	Member of the Board of Directors

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

Index

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

Code of Ethics

We currently do not have a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and others performing similar functions. Company management believes that current resources, both monetary and time wise, are better allocated for developing our business. We also believe that our current management is capable of self judgment and the exercise of ‘common sense code of conduct’. However, in the near future, as our work load permits, we will develop and post on our website an appropriate Code of conduct document as required by public company ethics.

Changes in Director Nomination Process for Stockholders

None.

Index

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

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2008, of those persons who were, at December 31, 2008, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2008 compensation exceeded $50,000.

SUMMARY COMPENSATION TABLE*
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Viktor Rozsnyay
President & CEO	2008	13,006		500,000					513,006
Daniel Kun
Vice President	2008	21,850		500,000					521,850
Ildiko Rozsa
Chief Financial Officer	2008	25,148		300,000					325,148
Mihaly Zala
Chief Technology Officer	2008	38,839		300,000				17,000	355,839
Szilvia Toth
Chief Accounting Officer	2008	41,158		100,000					141,158
Total		140,001		1,700,000				17,000	1,857,001

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2007, of those persons who were, at December 31, 2007, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2007 compensation exceeded $50,000.

*The amounts in the “stock awards column” represent the amount expensed in 2008 under FAS 123(R).  The grant date fair value of the awards was based on the market price of the stock at the commitment date of the agreements. See also Note 10 of the financial statements for additional information on these awards.

Index

SUMMARY COMPENSATION TABLE*
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

*The amounts in the “stock awards column” represent the amount expensed in 2008 under FAS 123(R).  The grant date fair value of the awards was based on the market price of the stock at the commitment date of the agreements. See also Note 10 of the financial statements for additional information on these awards.

The directors are not compensated for their directorship.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 2008 by each person known to us to own beneficially more than 5% of our Common Stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
	Number of shares	Percent of Class

Ildiko Rozsa (1)	250 000	*
Szilvia Toth (2)	100 000	*
Mihaly Zala (3)	250 000	*
Gene Guhne (4)	1,000,000	2.1%
Mary Passalaqua (5)	2,500,000	5.25%
Daniel Kun, Jr. (6)	14,030,000	29.47%
Viktor Rozsnyay (7)	12,150,000	25.52%
Daniel Kun, Sr. (8)	2,550,000	5.36%

Total	32,830,000	68.95%

•	Less than 1%
(1) Address is 1066 Budapest, Terez Krt. 22, Hungary
(2) Address is 1095Budapest, Kalman Imre u. 22 II/6, Hungary
(3) Address is 1163 Budapest, Kerepesi u. 190, Hungary
(4) Address is 585 Cross Creek Tr. Gibsonville, NC 27249
(5) Address is 7325 Oswego Road, Suite D, Liverpool, New York, 13090
(6) Address is 1037 Budapest, Perenyi u 16/B, Hungary
(7) Address is 2049 Diosd, Ligetszepe ut 54, Hungary
(8) Address is 1037 Budapest, Perenyi u 16/B, Hungary

Index

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been since January 1, 2008 nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.
Director Independence

Each of the directors qualify as “independent” under the NASDAQ rules. The NASDAQ independence definition includes objective measures that disqualify a director from being independent, including whether the director is an employee of the company or has engaged in various types of business dealings with the company. These objective measures assist our board of directors in making determinations of director independence under the NASDAQ rules. Our board of directors makes a determination regarding the independence of each director annually based on all relevant facts and circumstances.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by M&K and BDO Forte Audit Kft. for professional services rendered for the fiscal years ended December 31, 2008 and 2007, respectively:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
M&K audit fees	$11,352	$93,816
BDO Forte Audit Kft. audit Fees	$25,971	$16,000
Total Fees	$37,323	$109,816

The audit fees consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Index

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit.

3.1	Original Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 17, 2006*
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on April 12, 2007**
3.3	Bylaws of the Registrant*
3.4	Form of Subscription Agreement of the Registrant
10.1	Standby Equity Distribution Agreement dated October 8, 2008 between YA Global Investments, L.P. and Power of the Dream Ventures, Inc. **
10.2	Warrant to Purchase Common Stock dated October 8, 2008 between YA Global Investments, L.P. and Power of the Dream Ventures, Inc.**
10.3	RiverPower technology research and development agreement dated November 20, 2008 between Vidatech, Ltd. and Gyorgy Szepessy
10.4	FireSAFE license and technology utilization agreement dated August 5, 2008 between Vidatech Ltd and Attila Klausz.
10.5	Business development agreement dated February 23, 2009 between Power of the Dream Ventures, Inc. and Genetic Immunity.
21.1	Subsidiaries of the Registrant†
23.2	Consent of BDO Kontroll Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to Form 8-K Current Report, as filed with the U.S. Securities & Exchange Commission on October 14, 2008, and incorporated herein by reference.

** Filed as an exhibit to Form 8-K Current Report, as filed with the U.S. Securities & Exchange Commission on October 14, 2008, and incorporated herein by reference.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: March 18, 2009	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2008	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2008 and 2007	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2008	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

Index

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

Power of the Dream Ventures, Inc. (formerly Tia V)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

March 18, 2009

BDO Forte Audit Ltd.
MKVK number: 002387

Ferenc Baumgartner	András Nagy
General Manager	Registered Auditor

MKVK number: 005718

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Amounts in USD

		December 31, 2008	December 31, 2007

ASSETS

Current Assets
Cash		$650,945	$182,780
Other receivables	3	25,131	78,806
Receivables from related parties	4	-	100,000
Inventories	6	-	4,466
Total Current Assets		676,076	366,052

Fixed assets, net	7	614,723	623,803
Total Assets		1,290,799	$989,855

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities		$236,821	$117,960
Capital leases payable, current portion	9	63,399	61,860
Note payable	8	215,000	250,000
Total Current Liabilities		515,220	429,820

Long term liabilities
Capital leases payable, less current portion	9	343,159	330,203
Total Long Term Liabilities		343,159	330,203

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 47,615,181 and 41,165,000 shares issued and outstanding	10	4,762	4,117
Additional Paid-In Capital		7,041,048	4,446,469
Deficit accumulated during development stage		(6,236,547)	(2,278,335)
Other Comprehensive Income		26,615	(9,850)
Unearned Compensation		(403,458)	(1,932,569)
Total Stockholders’ Equity		432,420	229,832

Total liabilities and stockholders’ equity		1,290,799	$989,855

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Amounts in USD

	Notes	For the year ended December 31, 2008	For the year ended December 31, 2007	For the Period from April 26, 2006 (date of inception) to December 31, 2008

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		21,144	22,335	46,168
General administration	11	3,249,997	1,805,366	5,086,430
Research and development	5	425,974	101,383	527,357
Personnel expenses		158,038	37,702	195,740
Depreciation and amortization	7	102,471	39,565	145,093
Other expenses, net		(10,082)	-	(3,455)
Operating expenses		3,947,542	2,006,351	5,997,333
Loss from operations		(3,947,542)	(2,006,351)	(5,995,211)
Interest income and exchange gains		(10,670)	19,318	9,426
Loss before provision (benefit) for income taxes		(3,958,212)	$(1,987,033)	(5,985,785)
Provision (benefit) for income taxes		-	(5,439)	-
Net loss		(3,958,212)	$(1,992,472)	$(5,985,785)
Basic loss per share		$(0.09)	$(0.02)

Diluted loss per share		$(0.09)	$(0.02)
Weighted average number of shares outstanding – Basic		42,724,459	38,482,145
Weighted average number of shares outstanding – Diluted		42,724,459	38,482,145

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 10)	306,570	31		214,568		(214,599)	-
Shares issued for services at $0.75 per share (See Note 10)	1,500,000	150		1,124,850		(1,125,000)	-
Shares issued for services at $1.35 per share (See Note 10)	111,111	11		149,989		(150,000)	-
Private placement of shares at $0.4 per share (See Note 10)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(5,959,169)

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Amounts in USD
	For the year ended December 31, 2008	For the year ended December 31, 2007	Cumulative from April 26, 2006 (date of inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,958,212)	$(1,992,472)	$(5,985,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	3,018,710	1,124,932	4,143,642
Recapitalization under reverse merger	-	-	(250,763)
Issue of shares for services	-	170,000	170,000
Issue of shares for research and development	-	34,000	34,000
Depreciation and amortization	102,471	39,565	142,036
	(837,031)	(623,975)	(1,746,870)
Changes in operating assets and liabilities:
Increase in inventories	4,028	-	-
(Increase) Decrease in other current assets	53,675	(72,483)	(25,131)
(Increase) Decrease in related party receivables	100,000	(66,000)	-
Decrease in deferred tax assets	-	5,439	-
Increase in accounts payable and accrued liabilities	83,861	105,719	451,821

Net cash used in operating activities	(595,467)	(651,300)	(1,320,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(78,896)	(261,494)	(350,201)
Net cash used in investing activities	(78,896)	(261,494)	(350,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	53,735	149,835
Proceeds from sale of common stock	1,105,625	1,025,000	2,155,295
Net cash from financing activities	1,105,625	1,078,735	2,305,130

Effect of exchange rate changes on cash	36,903	(11,896)	16,196

Net increase in cash	468,165	154,045	650,945

Cash at beginning of period	182,780	28,735	-

Cash at end of period	$650,945	$182,780	$650,945

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$2,289,599	$671,501	$2,961,100
Issuance of shares for liabilities assumed under reverse merger	-	$250,513	$250,513
Issuance of stock based compensation shares	-	$2,590,000	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	$392,063	$406,558

Cash paid for:
Interest	10,670	5,749	10,025
Taxes		-	-

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

From inception through December 31, 2008, the Company primarily focused on the raising of capital. As of December 31, 2008, the Company acquired eleven technologies, TothTelescope, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive;  technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), Desalination technology, water and gasoline mixing technology for use in internal combustion engines and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 5). As of December 31, 2008, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008, and the other half due once independent testing and verification of the technology completed, but no later than June 31, 2009. The received amount was recorded as a liability in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with with Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs (See also Note 5).

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. It is anticipated that FireLESS Ltd. will start the international roll-out of FireSAFE in the first half of 2009, assuming positive outcome to the test currently underway.

To further these goals, by protecting the intellectual property FireSAFE represents, on October 20, 2008 the Company filed a PCT patent application in addition to the already filed Hungarain application to protect FireSAFE internationally.

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

Yorkville SEDA

On October 8, 2008, Power of the Dream Ventures, Inc. (the “Company”) entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a specified discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29. The Warrant is not part of the commitment shares issued by the company to the investor. The investor must purchase the shares underlaying the Warrant. The Warrant price was determined based upon the highest Bid price on the day of the closing of the agreement.

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement. The commitment fee is recorded by decreasing additional paid in capital.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Financing from this transaction will be used by the Company for the continued development of its current technologies, commercialization of same, the acquisition of new technologies and for general corporate expenses.

The Company filed the details of this transaction on Form 8-K with the Commission on October 14, 2008.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2008 and for the period from April 26, 2006 (date of inception) to December 31, 2008.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through December 31, 2008, the Company had an accumulated deficit of $6,236,547 and net cash used in operations of $1,320,180. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 9) will allow them to continue operations and execute its business plan.

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2009. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs.. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the government or by pension funds, therefore no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2008, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2008 is $26,615.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Loss per Share:

Under SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2008 and 2007, respectively. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2008 and 2007, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on its consolidated financial position, results of operation or cash flows. FSP FAS 157-2 delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Adoption of SFAS 157 for non-financial assets and liabilities will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. Adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 " Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of FSP APB 14-1 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3 -	OTHER RECEIVABLES

	December 31, 2008	December 31, 2007

VAT reclaimable	$20,214	$74,214
Advances given	668	2,219
Other	4,249	2,373
Total	$25,131	$78,806

NOTE 4 -	RECEIVABLES FROM RELATED PARTIES

During 2007, the Company has provided advances of $100,000 to its management for short term general administration expenses (travel and representation) which were offset by expense reports. The amount of advance has been settled during 2008.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5 -	RESEARCH AND DEVELOPMENT (“R&D”) – (Continued)

In August, 2007, the Company entered into an agreement with two Hungarian individuals to establish In4 Kft (“in4). in4’s business is focused on software development and information technology purposes. Originally the Company was a minority shareholder in in4 with 30% voting rights. In4 Ltd. operates under independent management.

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan can be withdrawn by May 31, 2009. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. As of January 15, 2009 the Company maintains a minority 40% equity in in4 Ltd.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the Company's investment in in4 and in FireLESS of approximately $5,000 and $900, respectively and loan to in4 of approximately $310,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with SFAS No. 68 "Research and Development Arrangements".

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

NOTE 6 -	INVENTORY

At December 31, 2007, inventories contained semi-finished goods of approximately $4,000 which were disposed in 2008.

NOTE 7 -	FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Machinery and equipment	$68,026	$73,834
Vehicles	582,087	520,625
Office equipment	46,646	63,175
Software and website registration rights	22,252	12,125
Total	719,011	669,759
Less: Accumulated depreciation and amortization	(104,288)	(45,956)
Net property and equipment	614,723	$623,803

The net book value of fixed assets under capital lease amount to $516,188 and $499,843 at December 31, 2008 and at December 31, 2007, respectively. Depreciation and amortization expense for the years ended December 31, 2008 and December 31, 2007 was $102,471 and $39,565, respectively and $145,093 for the period from April 26, 2006 (date of inception) to December 31, 2008.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 -	NOTE PAYABLE

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua originally with one year maturity at April 5, 2008. The note has been expanded by one year to April 5, 2009 with the same conditions. As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. Accordingly, such compensation is reflected in the accompanying consolidated balance sheet as the accumulated deficit of the Company, and will not be reflected in the Statement of operations, as such compensation expense was structured as an expense prior to the recapitalization.

In November, 2008 the Company settled $35,000 from the outstanding liability. The note payable bears interest at the prime rate (3.25% at December 31, 2008). Interest expense in connection with such note amounted to $27,010 and $14,404 for the year ended at December 31, 2008 and at December 31, 2007, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

In December 2008, the Company settled the capital lease agreements on 2 vehicles and replaced them with new agreements for additional 2 vehicles, totaling 5 capital lease agreements at December 31, 2008. The maturity of the new leases varies from 60 to 72 months and are denominated in EUR and CHF. Installments and interests are due on a monthly basis.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

For the year ending December 31, 2008	Amounts

2009	$99,137
2010	104,462
2011	104,462
2012	99,118
2013	86,952
2014	27,099

Total minimum lease payments	521,230

Less: amounts representing interest	114,672

Present value of net minimum lease payments	406,558

Less: current portion	63,399

Long term liability	$343,159

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 -	STOCKHOLDERS’ EQUITY

On October 8, 2008, Power of the Dream Ventures, Inc. (the “Company”) entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a 7% discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29. The Warrant is not part of the commitment shares issued by the company to the investor. The investor must purchase the shares underlaying the Warrant. The Warrant price was determined based upon the highest Bid price on the day of the closing of the agreement. The YA Global is required to exercise the warrant upon notice by PDV of an election to have the warrants exercised at a fix price of $0.29 per common stock.

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement. The 2,000,000 shares issued as a commitment fee were valued at $0.4 per share or ~~of~~ $800,000 based on the fair value at issuance date.  The $800,000 commitment fee has been debited against additional paid in capital in accordance with the provisions of Staff Accounting Bulletin Topic 5A .

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at December 31, 2008, the maximum number of shares that could be sold under this agreement is approximately 362,500 shares.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provides capital funding services including serving as an investment banking liaison and acts as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $150,000 and $0 for the year ended December 31, 2008 and December 31, 2007, respectively and $150,000 for the period from April 26, 2006 (date of inception) to December 31, 2008, in accordance with EITF 96-18.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $792,123 and $0 for the year ended December 31, 2008 and December 31, 2007, respectively and $792,123 for the period from April 26, 2006 (date of inception) to December 31, 2008, in accordance with EITF 96-18.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10-	STOCKHOLDERS’ EQUITY (Continued)

Summaries of non-vested restricted stock awards are as follows:

	# Shares	Weighted Average Grant date fair value
Non-vested at December 31, 2007	1,205,332	$1,932,569
Granted in 2008	1,917,681	1,489,599
Forfeited
Vested in 2008	(2,567,645)	(3,018,710)
Non-vested at December 31, 2008	555,368	$403,458

As of December 31, 2008, we had estimated unrecognized stock-based compensation expense of $403,458 related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 1 year.

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2008 and 2007 were $0.73 and $1.6, respectively. The total fair value of shares vested during the year ended December 31, 2008 was $403,458.

On February 20, 2008 shares of the Company’s common stock was approved quotation and trading by FINRA on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol PWRV. Trading commences in the Company’s securities on the OTCBB beginning on February 21, 2008.

On January 30, 2008, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,000 shares of its common stock at $3.25 per share for aggregate proceeds of $105,625.

In October 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,000 shares of its common stock at $2.50 per share for aggregate proceeds of $260,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. The company filed on Form SB-2 a registration statement with the SEC on November 14, 2007, which was approved on January 30, 2008.

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 -	STOCKHOLDERS’ EQUITY (Continued)

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

As consideration for the above services, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under SFAS 123(R). The fair value of share was determined based on the last private placements. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $1,755,625 and $834,375 for the year ended December 31, 2008 and December 31, 2007, respectively and $2,590,000 for the period from April 26, 2006 (date of inception) to December 31, 2008, in accordance with SFAS 123R.

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

In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $169,859 and $290,557 for the year ended December 31, 2008 and December 31, 2007, respectively and $460,416 for the period from April 26, 2006 (date of inception) to December 31, 2008, in accordance with EITF 96-18.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 -	STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 11 -	GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings at December 31, 2008 and at December 31, 2007:

	December 31, 2008	December 31, 2007

Stock based compensation	1,755,625	834,375
Stock based Consultant services	169,859	460,557
Marketing expenses	1,093,224	-
Other	231,289	510,434
Total	3,249,997	1,805,366

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12 -	SUBSEQUENT EVENTS

On February 5, 2009, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 120,000 shares of the Company’s restricted common stock of which 30,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

On February 5, 2009, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 120,000 shares of restricted common stock, of which 30,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

On February 5, 2009, the Company entered into a restricted stock agreement with Mihaly Zala, the Chief Technology Officer of the Company. As part of the agreement Mr. Zala was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Zala is employed by the Company.

On February 5, 2009, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 200,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

On February 5, 2009, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. Previously Mr. Kun served as Secretary, Treasurer and Chief Financial Officer. As part of the agreement Mr. Kun was granted 200,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

As consideration for the above services, the Company issued an aggregate of 760,000 shares of the Company’s common stock. These share issuances were recorded at $0.4 per share in the total amount of $304,000 in accordance with measurement date principles prescribed under FAS 123 (R).

Genetic Immunity Subsequent

On February 23, 2009 the Company entered into a consultation agreement with Genetic Immunity, a Hungarian biotechnology research and development company working on immune amplification nanomedicine products, including a HIV vaccine currently in Phase 2 clinical trials.

According to the terms of the agreement PDV will provide Genetic Immunity business development expertise, will facilitate the publication, via internationally distributed press releases, of Genetic Immunity’s past, present and future news items, and will advise Genetic Immunity on going public in the United States based on Power of the Dream Ventures’ own experience in achieving public states.

In addition, PDV was granted rights to acquire equity in Genetic Immunity in one or several tranches for total consideration of USD $10 million in exchange for 20% equity in the Company, if all options are exercised.

The accompanying notes are an integral part of
these consolidated financial statements

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12 -	SUBSEQUENT EVENTS (Continued)

Exact terms of this equity purchase option are: PDV is to acquire 2% of the Company via a USD 1,000,000 investment by April 30, 2009 in exchange for 72 units of the Genetic Immunity’s Class B stock; Company is to acquire an additional 2% of the Genetic Immunity via a USD 1,000,000 investment by August 30, 2009 in exchange for 72 units of the Genetic Immunity’s Class B stock. PDV is also granted an option to acquire an additional 16% of the Genetic Immunity via an $8,000,000 investment by February 20, 2010, in tranches or in whole, in exchange for 578 units of the Genetic Immunity’s Class B stock. If the Company misses the first deadline of April 30, 2009 this agreement shall immediately terminate. If the Company completes the first investment but missed the second date of August 30, 2009 this agreement shall terminate, but the Company will retain the Class B units already acquired. Any portion of the optional 16% equity purchase that is not exercised and closed by February 23, 2010 shall terminate.

 The accompanying notes are an integral part of
these consolidated financial statements