Form 10-Q
period 2009-03-31
Power of The Dream Ventures Inc
filed 2009-05-12
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	48,375,181
(Class)	(Outstanding at May 15, 2009)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
March 31, 2009

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Notes	March 31,	December 31,
		2009	2008

ASSETS

Current Assets
Cash		$368,661	$650,945
Other receivables	3	41,134	25,131
Total Current Assets		409,795	676,076

Fixed assets, net	5	522,400	614,723

Total Assets		$932,195	$1,290,799

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$208,686	$236,821
Capital leases payable, current portion	7	55,427	63,399
Note payable	6	215,000	215,000
Total Current Liabilities		479,113	515,220

Long term liabilities
Capital leases payable, less current portion	7	264,098	343,159
Total Long Term Liabilities		264,098	343,159

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 48,375,181 shares issued and outstanding	8	4,838	4,762
Additional Paid-In Capital		7,344,972	7,041,048
Deficit accumulated during development stage		(6,817,425)	(6,236,547)
Other Comprehensive Income		(46,505)	26,615
Unearned Compensation		(296,896)	(403,458)
Total Stockholders’ Equity		188,984	432,420

Total liabilities and stockholders’ equity		$932,195	$1,290,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended March 31, 2009	Three Months ended March 31, 2008	For the Period from April 26, 2006 (date of inception) to March 31, 2009

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122

Materials and services		4,421	8,003	50,589
General administration		478,332	638,959	5,564,762
Research and development	4	39,918	49,919	567,275
Personnel expenses		28,057	35,230	223,797
Depreciation and amortization	5	29,211	26,193	174,304
Other expenses, net		128	-	(3,327)
Operating expenses		580,067	758,304	6,577,400

Loss from operations		(580,067)	(758,304)	(6,575,278)

(Interest expense)/ interest income and exchange (losses)/ gains		(811)	25,849	8,616
Loss before provision (benefit) for income taxes		(580,878)	(732,455)	(6,566,662)

Provision (benefit) for income taxes		-	-	-

Net loss		$(580,878)	$(732,455)	$(6,566,662)
Basic and Diluted loss per share		$(0.01)	$(0.02)

Weighted average number of shares outstanding – Basic and diluted		48,366,737	41,197,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	3,330		10,670			14,000

Contributed Capital				96,100			96,100

Currency Translation Adjustment					4,151		4,151	4,151

Net loss for the period			(35,100)				(35,100)	(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)

Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 8)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 8)	1,875,000	188		637,313		(467,501)	170,000

Shares issued for research and development at $0.34 per share (See Note 8)	100,000	10		33,990			34,000

Private placement at $2.5 per share (See Note 8)	104,000	10		259,990			260,000

Shares issued for stock based compensation at $2.5 per share (See Note 8)	1,036,000	104		2,589,896		(2,590,000)	-

Amortization of Unearned Compensation						1,124,932	1,124,932

Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625

Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	-

Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	-

Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	-

Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000

Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-

Amortization of Unearned Compensation						3,018,710	3,018,710

Currency Translation Adjustment					36,465		36,465	36,465

Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(5,959,169)

Shares issued for stock based compensation at $0.4 per share (See Note 8)	760,000	76		303,924		(304,000)	-	-

Amortization of Unearned Compensation						410,562	410,562

Currency Translation Adjustment					(73,120)		(73,120)	(73,120)

Net loss for the period			(580,878)				(580,878)	(580,878)

Balance at March 31, 2009	48,375,181	$4,838	$(6,817,425)	7,344,972	$(46,505)	$(296,896)	$188,984	$(6,613,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

	For the period ended March 31, 2009	For the period ended March 31, 2008	Cumulative from April 26, 2006 (date of inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$580,878	$732,455	$6,566,662
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	410,562	551,999	4,554,204
Issue of shares for legal services	-	-	170,000
Recapitalization under reverse merger		-	(250,763)
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	29,211	26,193	174,304
	(141,105)	(154,663)	(1,884,917)
Changes in operating assets and liabilities:
Increase in other current assets	(16,003)	(18,888)	(41,134)
Increase in accounts payable and accrued liabilities	(28,135)	4,734	299,353

Net cash used in operating activities	(185,243)	(168,817)	(1,626,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(87,033)	(31,877)	(377,179)
Net cash used in investing activities	(87,033)	(31,877)	(377,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Proceeds from sale of common stock	-	105,625	2,155,295
Net cash from financing activities	-	105,625	2,305,130

Effect of exchange rate changes on cash	(10,008)	(13,940)	67,408

Net increase in cash	(282,284)	(109,009)	368,661

Cash at beginning of period	650,945	182,780	-

Cash at end of period	$368,661	$73,771	$368,661

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions Issuance of shares for services	$304,000	-	$2,459,295
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	-	$394,462	$319,525

Cash paid for:
Interest	-	-	-
Taxes	-	-	-

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through March 31, 2009, the Company primarily focused on the raising of capital. As of March 31, 2009, the Company acquired eleven technologies, TothTelescope, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive;  technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), Desalination technology, water and gasoline mixing technology for use in internal combustion engines and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION - Continued

As of March 31, 2009, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008, and the other half due once independent testing and verification of the technology completed, but no later than June 31, 2009. The received amount was recorded as a liability in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with with Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs (See also Note 4).

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

Genetic Immunity

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2009 and for the period from April 26, 2006 (date of inception) to March 31, 2009. Operating results for the three month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Since inception through March 31, 2009, the Company had an accumulated deficit of $6,817,425 and net cash used in operations of $1,626,698. However, management of the Company believes that the funding from October, 2008 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2010. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories:

Inventories are stated at the lower of cost, determined based on weighted average cost or market value. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2009, the Company had no warranty obligations in connection with the products sold.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development and Investment and Advances to Non-Consolidated Entities:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with investments and advances  in development-stage technology entities in which the company owns or controls less than a 50% voting interest, (see Note 4) where repayment from such entity is based on the results of the research and development having future economic benefit, the investment and advances are accounted for as costs incurred by the Company as research and development in accordance with SFAS No. 68 “Research and Development Arrangements”.

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at March 31, 2009 is $46,505.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share:

Under SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended March 31, 2009 and 2008, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2009 and 2008, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009. Adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

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

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - OTHER RECEIVABLES

	March 31, 2009	December 31, 2008

VAT reclaimable	20,112	$20,214
Advances given	-	668
Other	21,022	4,249
Total	41,134	$25,131

NOTE 4 - RESEARCH AND DEVELOPMENT (“R&D”)

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. Since January 15, 2009 the Company maintains a minority 40% equity in in4 Ltd.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008

Machinery and equipment	$55,233	$68,026
Vehicles	503,712	582,087
Office equipment	59,779	46,646
Software and website registration rights	32,059	22,252
Total	650,783	719,011
Less: Accumulated depreciation and amortization	(128,383)	(104,288)
Net property and equipment	522,400	614,723

The net book value of fixed assets under capital lease amount to $420,912 and $516,188 at March 31, 2009 and at December 31, 2008, respectively.

NOTE 6 - NOTE PAYABLE

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

In November, 2008 the Company settled $35,000 from the outstanding liability. The note payable bears interest at the prime rate (3.25% at March 31, 2009). Interest expense in connection with such note amounted to $28,757 and $27,010 for the year ended at March 31, 2009 and at December 31, 2008, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

NOTE 7 - CAPITAL LEASES PAYABLE

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - CAPITAL LEASES PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2009:

For the year ending March 31, 2009	Amounts

2009	$63,458
2010	84,824
2011	84,824
2012	80,485
2013	70,606
2014	22,005
Total minimum lease payments	406,202

Less: amounts representing interest	86,677

Present value of net minimum lease payments	319,525

Less: current portion	55,427

Long term liability	$264,098

NOTE 8 - STOCKHOLDERS’ EQUITY

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement. The 2,000,000 shares issued as a commitment fee were valued at $0.4 per share or $800,000 based on the fair value at issuance date.  The $800,000 commitment fee has been debited against additional paid in capital in accordance with the provisions of Staff Accounting Bulletin Topic 5A .

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at March 31, 2009, the maximum number of shares that could be sold under this agreement is approximately 12,500,000 shares.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provides capital funding services including serving as an investment banking liaison and acts as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $150,000 for the period ended March 31, 2009 and $150,000 for the period from April 26, 2006 (date of inception) to March 31, 2009, in accordance with EITF 96-18.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $52,915 and $792,123 for the periods ended March 31, 2009 and December 31, 2008, respectively and $845,038 for the period from April 26, 2006 (date of inception) to March 31, 2009, in accordance with EITF 96-18.

As of December 31, 2008, we had estimated unrecognized stock-based compensation expense of $403,458 related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 1 year.

In October 2008, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,500,000 shares of its common stock at $0.4 per share for aggregate proceeds of $1,000,000.

In February of 2008, shares of common stock of the Company have been approved by FINRA for quotation and trading on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol PWRV. Trading commences in the Company’s securities on the OTCBB beginning on February 21, 2008.

In January 2008, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 32,500 shares of its common stock at $3.25 per share for aggregate proceeds of $105,625.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under SFAS 123 (R). The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2009 and $2,590,000 for the period from April 26, 2006 (date of inception) to March 31, 2009, in accordance with SFAS 123 (R).

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under SFAS 123 (R). The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $4,250 for the year ended March 31, 2009, respectively and $464,668 for the period from April 26, 2006 (date of inception) to March 31, 2009, in accordance with SFAS 123 (R).

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

In connection with the ITA (See Note 4), the Company issued 100,000 shares of the Company’s common stock to the Inventors. These shares issuance were recorded at fair value of $0.34 per share in the total amount of $34,000. The cost of the related invention was recorded as research and development expense.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2009, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 4). As of March 31, 2009, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

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

In October 2008, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,500,000 shares of its common stock at $0.4 per share for aggregate proceeds of $1,000,000.

On March 31, 2009, the Company had a deficit in working capital of $69,318.

FireSAFE technology

On August 20, 2008, the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd.

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

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing

Index

ITEM 2 – PLAN OF OPERATION (Continued)

potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 4). As of March 31, 2009, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.  In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Since inception through March 31, 2009, the Company had an accumulated deficit of $6,817,425 and net cash used in operations of $1,626,698. However, management of the Company believes that the funding from October, 2008 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning during 2009. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are

Index

ITEM 2 – PLAN OF OPERATION (Continued)

beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

Results of Operations

Three Months Period Ended March 31, 2009 compared to Three Months Period Ended March 31, 2008

Revenue

For the three months ended March 31, 2009 and 2008, we had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2009 general, selling and administrative expenses were $478,332 as compared to $638,959 for the three months ended March 31, 2008. The decrease in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

The translation of  our subsidiary’s  Forint denominated balance sheets into U.S. dollars, as of March 31, 2009, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 188.55 HUF/USD as of December 31, 2008, to 232.2 HUF/USD as of March 31, 2009, an approximate 18% depreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2009 and 2008 were 217.86 and 171.18, respectively.

Index

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: May 12, 2009	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended March 31, 2009
Index to Exhibits Filed

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.