Form 10-Q
period 2009-06-30
Power of The Dream Ventures Inc
filed 2009-08-14
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____  FOR THE TRANSITION PERIOD FROM _____ TO _____

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted or posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and to post such files.
Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	48,565,181
(Class)	(Outstanding at August 14, 2009)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10 June 30, 2009
		Page

PART I –	FINANCIAL INFORMATION

ITEM 1 –	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At June 30, 2009 (Unaudited)		2

Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2009		3

Condensed Consolidated Statements of Stockholders’ Equity For the Six Months Ended June 30, 2009 and 2008 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2009		4

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2009		6

Notes to the Condensed Consolidated Financial Statements (Unaudited)		7

ITEM 2 –	PLAN OF OPERATION	26

ITEM 3 –	CONTROLS AND PROCEDURES	35

PART II –	OTHER INFORMATION	35

ITEM 1 –	LEGAL PROCEEDINGS	35

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM 5 –	OTHER INFORMATION	37

ITEM 6 –	EXHIBITS	38

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS

Current Assets
Cash		$244,347	$650,945
Other receivables	3	13,622	25,131
Total Current Assets		257,969	676,076

Fixed assets, net	5	561,863	614,723
Total Assets		$819,832	$1,290,799

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$196,769	$236,821
Capital leases payable, current portion	7	56,455	63,399
Note payable	6	195,000	215,000
Total Current Liabilities		448,224	515,220

Long term liabilities
Capital leases payable, less current portion	7	311,510	343,159
Total Long Term Liabilities		311,510	343,159

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 48,625,181 shares issued and outstanding	8	4,863	4,762
Additional Paid-In Capital		7,444,947	7,041,048
Deficit accumulated during development stage		(7,199,747)	(6,236,547)
Other Comprehensive Income		7,036	26,615
Unearned Compensation		(197,001)	(403,458)
Total Stockholders’ Equity		60,098	432,420

Total liabilities and stockholders’ equity		$819,832	$1,290,799

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	For the Period from April 26, 2006 (date of inception) to June 30, 2009

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122
Materials and services		3,805	6,085	8,226	14,088	54,394
General administration		254,949	884,948	733,281	1,523,907	5,819,711
Research and development	4	49,001	76,265	88,919	126,184	616,276
Personnel expenses		27,851	38,445	55,908	73,675	251,648
Depreciation and amortization	5	28,057	29,705	57,268	55,898	202,361
Other expenses, net		3,286	-	3,414	-	(41)
Operating expenses		366,949	1,035,448	947,016	1,793,752	6,944,349
Loss from operations		(366,949)	(1,035,448)	(947,016)	(1,793,752)	(6,942,227)
(Interest expense)/ interest income and exchange (losses)/ gains		(14,573)	65,848	(15,384)	91,697	(5,957)
Loss before provision (benefit) for income taxes		(381,522)	(969,600)	(962,400)	(1,702,055)	(6,948,184)
Income taxes		800	-	800	-	800
Net loss		$(382,322)	$(969,600)	$(963,200)	$(1,702,055)	$(6,948,984)
Basic and Diluted loss per share		$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average number of shares outstanding – Basic and diluted		48,622,434	42,799,408	48,455,402	41,917,335

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)
Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	-
Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	-
Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	-
Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(5,959,169)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	760,000	76		303,924		(304,000)	-	-
Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						570,457	570,457
Currency Translation Adjustment					(19,579)		(19,579)	(19,579)
Net loss for the period			(963,200)				(963,200)	(963,200)
Balance at June 30, 2009	48,625,181	$4,863	$(7,199,747)	7,444,947	$7,036	$(197,001)	$60,098	$(6,941,948)

The accompanying notes form an integral part of these consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended June 30, 2009	For the period ended June 30, 2008	Cumulative from April 26, 2006 (date of inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$963,200	$1,702,055	$6,948,984
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	570,457	1,344,695	4,714,099
Issue of shares for legal services	40,000	-	210,000
Recapitalization under reverse merger		-	(250,763)
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	57,268	55,898	202,361
	(295,475)	(301,462)	(2,039,287)
Changes in operating assets and liabilities:
Increase in other current assets	(11,509)	(60,975)	(13,622)
Increase in related party receivables	0	48,352	-
Increase in accounts payable and accrued liabilities	(60,052)	67,651	391,769

Net cash used in operating activities	(367,036)	(124,484)	(1,661,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(43,001)	(137,684)	(396,259)
Net cash used in investing activities	(43,001)	(137,684)	(396,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Proceeds from sale of common stock	-	105,625	2,155,295
Net cash from financing activities	-	105,625	2,305,130

Effect of exchange rate changes on cash	3,439	(7,153)	(3,384)

Net increase / (decrease) in cash	(406,598)	(163,696)	244,347

Cash at beginning of period	650,945	182,780	-

Cash at end of period	$244,347	$19,084	$244,347

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$100,000	1,489,599	$2,155,295
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	304,000	-	$2,894,000
Purchase of fixed assets through the assumption of capital lease obligations	-	$416,858	$319,525

Cash paid for:
Interest	-	-	-
Taxes	800	-	800

The accompanying notes form an integral part of these consolidated financial statements.

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through June 30, 2009, the Company primarily focused on the raising of capital. As of June 30, 2009, the Company acquired eleven technologies, TothTelescope, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive;  technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), Desalination technology, water and gasoline mixing technology for use in internal combustion engines and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  GENERAL INFORMATION - Continued

As of June 30, 2009, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008, and the other half due once independent testing and verification of the technology completed, but no later than June 30, 2009. The received amount was recorded as a liability in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with with Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs (See also Note 4).

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

Exact terms of this equity purchase option are: PDV is to acquire 2% of the Company via a USD 1,000,000 investment by April 30, 2009 in exchange for 72 units of the Genetic Immunity’s Class B stock; Company is to acquire an additional 2% of the Genetic Immunity via a USD 1,000,000 investment by August 30, 2009 in exchange for 72 units of the Genetic Immunity’s Class B stock. PDV is also granted an option to acquire an additional 16% of the Genetic Immunity via an $8,000,000 investment by February 20, 2010, in tranches or in whole, in exchange for 578 units of the Genetic Immunity’s Class B stock. If the Company misses the first deadline of April 30, 2009 this agreement shall immediately terminate. If the Company completes the first investment but missed the second date of August 30, 2009 this agreement shall terminate, but the Company will retain the Class B units already acquired. Any portion of the optional 16% equity purchase that is not exercised and closed by February 23, 2010 shall terminate. The option was extended for an unlimited period.

As of the date of this report the Company has not yet exercised its option to acquire equity in Genetic immunity but still intends to do so pending availability of sufficient capital. As a direct result of this intention the original agreement is still if effect.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2009 and for the period from April 26, 2006 (date of inception) to June 30, 2009. Operating results for the six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

Since inception through June 30, 2009, the Company had an accumulated deficit of $7,199,747 and net cash used in operations of $1,661,140. However, management of the Company believes that the funding from the October 2008 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow it to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2010. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2009, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at June 30, 2009 is $7,036.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share:

Under SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended June 30, 2009 and 2008, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2009 and 2008, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2009, the Company adopted  FSP Accounting Principles Board ("APB") 14-1 " Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  This interpretation did not affect the consolidated financial position or results of operations.

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

Effective April 1, 2009, the Company adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009 the Company adopted FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard did not affect the consolidated financial position or results of operations.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60. No. 60. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The statement requires expanded disclosures about financial guarantee insurance contracts. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Since the Company does not have financial guarantee insurance contracts, this standard will not have a significant impact on its consolidated financial statements.

In April 2009, FASB issued SFAS No. 164, Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Since the Company is not a not-for-profit entity, this standard will not have a significant impact on its consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on August 3, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement clarifies that the objective is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Since the Company is does not have financial asset transfers, this standard will not have a significant impact on its consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, FASB issued SFAS No. 167, an amendment to FASB Interpretation No. 46(R). This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has several defined characteristics. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This amendment shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The adoption of is not expected to this interpretation have a material impact on our financial position, results of operations or cash flows.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 3 -  OTHER RECEIVABLES

	June 30, 2009	December 31, 2008

VAT reclaimable	$9,872	$20,214
Advances given	652	668
Other	3,098	4,249
Total	$13,622	$25,131

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. Since January 15, 2009 the Company maintains aminority position of 40% equity in in4 Ltd.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the Company's investment in in4 and in FireLESS of approximately $5,000 and $900, respectively and loan to in4 of approximately $330,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with SFAS No. 68 "Research and Development Arrangements".

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

NOTE 5 -  FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008

Machinery and equipment	$66,347	$68,026
Vehicles	556,936	582,087
Office equipment	72,688	46,646
Software and website registration rights	38,510	22,252
Total	734,481	719,011
Less: Accumulated depreciation and amortization	(172,618)	(104,288)
Net property and equipment	$561,863	$614,723

The net book value of fixed assets under capital lease amount to $447,465 and $516,188 at June 30, 2009 and at December 31, 2008, respectively.

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

In November, 2008 the Company settled $35,000 and in May 2009 $20,000 from the outstanding liability. The note payable bears interest at the prime rate (3.25% at June 30, 2009). Interest expense in connection with such note amounted to $30,504 and $27,010 for the periods ended at June 30, 2009 and at December 31, 2008, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2009:

For the year ending June 30, 2009	Amounts

2009	$50,942
2010	101,884
2011	101,884
2012	96,672
2013	84,806
2014	26,431
Total minimum lease payments	$462,619

Less: amounts representing interest	$94,654

Present value of net minimum lease payments	$367,965
Less: current portion	56,455

Long term liability	$311,510

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -   STOCKHOLDERS’ EQUITY

In April 2009, the Company entered into an agreement with two professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2009. In connection with these services, the Company issued to them 250,000 shares of the Company’s common stock. These share issuances were recorded at $0.4 per share in the total amount of $100,000 and the related expense was recorded under general administration.

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

On February 5, 2009, the Company entered into a restricted stock agreement with Mihaly Zala, the Chief Technology Officer of the Company. As part of the agreement Mr. Zala was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Zala is employed by the Company. As of July 15, 2009 Mr. Zala is no longer employed by the Company, therefore 60,000 shares of the 120,000 granted to him were cancelled and returned to the authorized and unissued stock of the company.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -   STOCKHOLDERS’ EQUITY (Continued)

The investor must purchase the shares underlaying the Warrant. The Warrant price was determined based upon the highest Bid price on the day of the closing of the agreement. The YA Global is required to exercise thewarrant upon notice by PDV of an election to have the warrants exercised at a fix price of $0.29 per common stock.

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

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at June 30, 2009, the maximum number of shares that could be sold under this agreement is approximately 71,428,571 shares.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2009 and $150,000 for the period from April 26, 2006 (date of inception) to June 30, 2009, in accordance with EITF 96-18. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $63,498 and $792,123 for the periods ended June 30, 2009 and December 31, 2008, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to June 30, 2009, in accordance with EITF 96-18.

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

In February of 2008, shares of common stock of the Company have been approved by FINRA for quotation and trading on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol PWRV. Trading commenced in the Company’s securities on the OTCBB beginning on February 21, 2008.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under SFAS 123 (R). The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2009 and $2,590,000 for the period from April 26, 2006 (date of inception) to June 30, 2009, in accordance with SFAS 123 (R).

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under SFAS 123 (R). The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $7,083 for the period ended June 30, 2009, respectively and $467,501 for the period from April 26, 2006 (date of inception) to June 30, 2009, in accordance with SFAS 123 (R).

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through June 30, 2009, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 4). As of June 30, 2009, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

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

On June 30, 2009, the Company had a deficit in working capital of $190,255.

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

As of June 30, 2009 we have completed an independent technology testing and verification process with LireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis in the third quarter of 2009 and report on results when they become available.

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

As of June 30, 2009 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. We continue to review our option as to using this agreement in the future, if and when it would serve the best interest of the companyn and our shareholders. The Company filed the details of this transaction on Form 8-K with the Commission on October 14, 2008.

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our investment in in4 Ltd, the the continued development of our RiverPower technology.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

All other technologies in our patent portfolio are currently on hold until we realize revenue from our investment in in4 Ltd or RiverPower. As of June 30, 2009, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions.  In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Since inception through June 30, 2009, the Company had an accumulated deficit of $6,948,984 and net cash used in operations of $1,661,140. However, management of the Company believes that the funding from October, 2008 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2010. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

Effective January 1, 2009 the Company adopted FSP Accounting Principles Board ("APB") 14-1 " Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis This interpretation did not affect the consolidated financial position or results of operations.
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

Effective April 1, 2009, the Company adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009 the Company adopted FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard did not affect the consolidated financial position or results of operations.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60. No. 60. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The statement requires expanded disclosures about financial guarantee insurance contracts. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Since the Company does not have financial guarantee insurance contracts, this standard will not have a significant impact on its consolidated financial statements.

In April 2009, FASB issued SFAS No. 164, Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. Since the Company is not a not-for-profit entity, this standard will not have a significant impact on its consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Corporation’s activities through the time of filing this Quarterly Report on Form 10-Q on August 3, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement clarifies that the objective is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Since the Company is does not have financial asset transfers, this standard will not have a significant impact on its consolidated financial statements.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

In June 2009, FASB issued SFAS No. 167, an amendment to FASB Interpretation No. 46(R). This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has several defined characteristics. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This amendment shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The adoption of is not expected to this interpretation have a material impact on our financial position, results of operations or cash flows.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Results of Operations

Six Months Period Ended June 30, 2009 compared to Six Months Period Ended June 30, 2008

Revenue

For the six months ended June 30, 2009 and 2008, we had no revenues.

General, selling and administrative expenses

For the six months ended June 30, 2009 general, selling and administrative expenses were $733,281 as compared to $1,523,907 for the six months ended June 30, 2008. The decrease in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

The translation of  our subsidiary’s  Forint denominated balance sheets into U.S. dollars, as of June 30, 2009, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 188.55 HUF/USD as of December 31, 2008, to 193.32 HUF/USD as of June 30, 2009, an approximate 3% depreciation in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2009 and 2008 were 218.69 and 163.71, respectively.

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12 , 2009 we we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the corth hearing on the inventor’s motion the anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. A second hearing on this issue is scheduled for January, 2010.

We believe the claim brought forth by Mr. Salca to be completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. We anticipate having a full scale prototype available for river testing in the first half of 2010 pending completion of technology optimisation, and the securing of required licenses and permits. It is our opinion that this case will be dismissed as one without merit. We do not forsee it having any effect on our development and eventual commercialisation of RiverPower.

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2009, the Company entered into an agreement with two professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2009. In connection with these services, the Company issued to them 250,000 shares of the Company’s common stock. These share issuances were recorded at $0.4 per share in the total amount of $100,000 and the related expense was recorded under general administration.

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

On February 5, 2009, the Company entered into a restricted stock agreement with Mihaly Zala, the Chief Technology Officer of the Company. As part of the agreement Mr. Zala was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Zala is employed by the Company. As of July 15, 2009 Mr. Zala is no longer employed by the Company, therefore 60,000 shares of the 120,000 granted to him were cancelled and returned to the authorized and unissued stock of the company.

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

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for investor relationship program for 12 months period. The Company secures and delivers 306,570 restricted common shares with a strike price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services is the delivery of 1,500,000 restricted common shares with a strike price of $0.75 for the contract period. This agreement expired on April 18, 2009. We elected not to renew it.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provides capital funding services including serving as an investment banking liaison and acts as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share. Additionally, the Company agreed to pay for the capital funding services 7% success fee. This agreement expired on November 17, 2008 without any funds raised as a direct result of services provided by the Wakabayashi Fund. We elected not to renew it.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: August 14, 2009	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended June 30, 2009
Index to Exhibits Filed

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.