Form 10-Q
period 2009-09-30
Power of The Dream Ventures Inc
filed 2009-11-13
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

________FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	48,565,181
(Class)	(Outstanding at November 14, 2009)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
September 30, 2009

Page

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At September 30, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2009	3

Condensed Consolidated Statements of Stockholders’ Equity For the Nine Months Ended September 30, 2009 and 2008 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2009	4

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2009	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2 – PLAN OF OPERATION	26

ITEM 3 – CONTROLS AND PROCEDURES	34

PART II – OTHER INFORMATION	35

ITEM 1 – LEGAL PROCEEDINGS	35

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM 5 – OTHER INFORMATION	37

ITEM 6 – EXHIBITS	38

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS

Current Assets
Cash		$86,853	$650,945
Other receivables	3	25,813	25,131
Total Current Assets		112,666	676,076

Fixed assets, net	5	496,039	614,723

Total Assets		$608,705	$1,290,799

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$186,694	$236,821
Capital leases payable, current portion	7	59,442	63,399
Note payable	6	195,000	215,000
Total Current Liabilities		441,136	515,220

Long term liabilities
Capital leases payable, less current portion	7	267,655	343,159
Total Long Term Liabilities		267,655	343,159

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 48,565,181 shares issued and outstanding	8	4,857	4,762
Additional Paid-In Capital		7,420,953	7,041,048
Deficit accumulated during development stage		(7,442,530)	(6,236,547)
Other Comprehensive Income		10,635	26,615
Unearned Compensation		(94,001)	(403,458)
Total Stockholders’ Equity		(100,086)	432,420

Total liabilities and stockholders’ equity		$608,705	$1,290,799

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	For the Period from April 26, 2006 (date of inception) to September 30, 2009

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		4,090	8,970	12,316	23,058	58,484
General administration		109,809	907,016	843,090	2,430,923	5,929,520
Research and development	4	77,100	36,201	166,019	162,385	693,376
Personnel expenses		25,960	41,498	81,868	115,173	277,608
Depreciation and amortization	5	30,654	32,801	87,922	88,699	233,015
Other expenses, net		7,778	-	11,192	-	7,737
Operating expenses		255,391	1,026,486	1,202,407	2,820,238	7,199,740

Loss from operations		(255,391)	(1,026,486)	(1,202,407)	(2,820,238)	(7,197,618)

(Interest expense)/ interest income and exchange (losses)/ gains		12,646	(124,858)	(2,738)	(33,161)	6,689
Loss before provision (benefit) for income taxes		(242,745)	(1,151,344)	(1,205,145)	(2,853,399)	(7,190,929)

Income taxes		38	-	838	-	838

Net loss		$(242,783)	$(1,151,344)	$(1,205,983)	$(2,853,399)	$(7,191,767)
Basic and Diluted loss per share		$(0.00)	$(0.03)	$(0.02)	$(0.07)

Weighted average number of shares outstanding – Basic and diluted		48,565,181	42,949,502	48,413,643	42,167,694

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

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,037,422)

Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625

Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	-

Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	-

Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	-

Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000

Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-

Amortization of Unearned Compensation						3,018,710	3,018,710

Currency Translation Adjustment					36,465		36,465	36,465

Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)

Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(5,959,169)

Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	-	-

Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000

Amortization of Unearned Compensation						649,457	649,457

Currency Translation Adjustment					(15,980)		(15,980)	(15,980)

Net loss for the period			(1,205,983)				(1,205,983)	(1,205,983)

Balance at September 30, 2009	48,565,181	$4,857	$(7,442,530)	7,420,953	$10,635	$(94,001)	$(100,086)	$(7,181,132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended September 30, 2009	For the period ended September 30, 2008	Cumulative from April 26, 2006 (date of inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,205,983	$2,853,399	$7,191,767
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	649,457	2,202,640	4,793,099
Issue of shares for legal services	40,000	-	210,000
Recapitalization under reverse merger		-	(250,763)
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	87,922	88,699	233,015
	(428,604)	(562,060)	(2,172,416)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	(682)	69,336	(25,813)
Increase in related party receivables	0	100,000	-
Increase in accounts payable and accrued liabilities	(70,127)	187,830	381,694

Net cash used in operating activities	(499,413)	(204,894)	(1,816,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(48,699)	(33,758)	(401,957)
Net cash used in investing activities	(48,699)	(33,758)	(401,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Proceeds from sale of common stock	-	105,625	2,155,295
Net cash from financing activities	-	105,625	2,305,130

Effect of exchange rate changes on cash	(15,980)	(15,583)	215

Net increase / (decrease) in cash	(564,092)	(148,610)	86,853

Cash at beginning of period	650,945	182,780	-

Cash at end of period	$86,853	$34,170	$86,853

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$100,000	1,489,599	$2,155,295
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	280,000	-	$2,894,000
Purchase of fixed assets through the assumption of capital lease obligations	-	$351,700	$327,097

Cash paid for:
Interest	-	-	-
Taxes	800	-	800

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through September 30, 2009, the Company primarily focused on the raising of capital. As of September 30, 2009, the Company manages ten technologies: RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), the Buresch inventions (Desalination technology, water and gasoline mixing technology for use in internal combustion engines) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	GENERAL INFORMATION - Continued

As of September 30, 2009, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008, and the other half due once independent testing and verification of the technology completed. The received amount was recorded as a liability in accordance with ASC 605-10-S99 “Revenue Recognition”, which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with ASC 730-10-25 “Accounting for Research and Development Costs (See also Note 4).

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. As of the date of this prospectus we are comleting data analisys of independent testing completed on FireSafe. Results of this analisys, expected to be completed by the end of 2009, will determine the next course of action.

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

TothTelescope

On July 15, 2009 our exclusive distributor agreement expired with Attila Toth, Inventor of the TothTelescope. After extensive review of the technology, the aavailable market and hurdles associated with manufacturing and distributing the TothTelescope, we have elected not to renew the distribution agreement and discontinue the project. Since inception only 10 telescopes were sold. Owerall invested capital was returned from commissions eared on these sales.

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

As of the date of this filing the company has not utilized any of the funds available under the Standby Equity Distribution Agreement.

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

As of the date of this report the Company has not yet acquired any equity in Genetic immunity but still intends to do so pending availability of sufficient capital. As a direct result of this intention the original agreement is still if effect.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2009 and for the period from April 26, 2006 (date of inception) to September 30, 2009. Operating results for the nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Since inception through September 30, 2009, the Company had an accumulated deficit of $7,442,530 and net cash used in operations of $1,816,535. However, management of the Company believes that the funding from the October 2008 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow it to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2010. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2009, the Company had no warranty obligations in connection with the products sold.

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

Research and development and Investment and Advances to Non-Consolidated Entities:

In accordance with ASC 730-10-25 “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with investments and advances in development-stage technology entities in which the company owns or controls less than a 50% voting interest, (see Note 4) where repayment from such entity is based on the results of the research and development having future economic benefit, the investment and advances are accounted for as costs incurred by the Company as research and development in accordance with ASC 730-20-25.

Income taxes:

The Company accounts for income taxes in accordance with ASC 740-10-25, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2009 is $10,635.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended September 30, 2009 and 2008, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2009 and 2008, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

Business Segment:

ASC 280-10-45, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under ASC 208-10-45, there are no operating segments since substantially all business operations, assets and liabilities are in Hungarian geographic segment.

Share-Based Payments:

In accordance with ASC 718-10 “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. As the Company did not issue any employee SBP prior to September 30, 2007, there is no compensation cost recognized in the accompanied consolidated financial statements.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In December 2007, the FASB issued ASC 805-10-15, “Business Combinations” (“SFAS 141(R)”). It expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. ASC 805-10-15 also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. ASC 805-10-15 is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009. Adoption of ASC 805-10-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. ASC 810-10-65 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. ASC 810-10-65 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810-10-65 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. ASC 810-10-65 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of ASC 810-10-65 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. ASC 815-10-65 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC 815-10-65 did not have a material impact on our financial position, results of operations or cash flows.

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

Effective January 1, 2009, the Company adopted ASC 470-20 "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)“.  ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  This interpretation did not affect the consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted the ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320-10-65 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820-10-65 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in ASC 820-10-55, “Fair Value Measurements.” ASC 820-10-65 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009 the Company adopted ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments”. This amends ASC 820-10-55, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends ASC 270-10, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard did not affect the consolidated financial position or results of operations.

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, FASB issued ASC 855-10, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on November 3, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

In June 2009, FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this requirement.

NOTE 3 -	OTHER RECEIVABLES

	September 30, 2009	December 31, 2008

VAT reclaimable	$15,984	$20,214
Advances given	682	668
Other	9,147	4,249
Total	$25,813	$25,131

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. Since January 15, 2009 the Company maintains a minority position of 40% equity in in4 Ltd. Since capitalization of the loan to equity the Company has provided an additional $205,000 loan to in4.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the Company's investment in in4 and in FireLESS of approximately $5,000 and $900, respectively and loan to in4 of approximately $330,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with ASC 730-10-25 "Research and Development Arrangements".

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

NOTE 5 -	FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008

Machinery and equipment	$69,406	$68,026
Vehicles	490,689	582,087
Office equipment	76,039	46,646
Software and website registration rights	40,285	22,252
Total	676,419	719,011
Less: Accumulated depreciation and amortization	(180,380)	(104,288)
Net property and equipment	$496,039	$614,723

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net book value of fixed assets under capital lease amount to $384,405 and $516,188 at September 30, 2009 and at December 31, 2008, respectively. The decrease is due to the sale of one leased car.

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

In November, 2008 the Company settled $35,000 and in May 2009 $20,000 from the outstanding liability. The note payable bears interest at the prime rate (3.25% at September 30, 2009). Interest expense in connection with such note amounted to $32,251 and $27,010 for the periods ended at September 30, 2009 and at December 31, 2008, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

In September 2009, the Company closed a capital lease agreement for one car. The related asset has been sold.

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2009:

For the year ending September 30, 2009	Amounts

2009	$22,556
2010	90,224
2011	90,224
2012	90,224
2013	88,716
2014	27,649
Total minimum lease payments	$409,593

Less: amounts representing interest	$92,496

Present value of net minimum lease payments	$317,097
Less: current portion	59,442

Long term liability	$267,655

NOTE 8 -	STOCKHOLDERS’ EQUITY

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

As consideration for the above services, the Company issued an aggregate of 700,000 shares of the Company’s common stock. These share issuances were recorded at $0.4 per share in the total amount of $280,000 in accordance with measurement date principles prescribed under FAS 123 (R).

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

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at September 30, 2009, the maximum number of shares that could be sold under this agreement is approximately 33,333,333 shares.

index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2009 and $150,000 for the period from April 26, 2006 (date of inception) to September 30, 2009, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $63,498 and $792,123 for the periods ended September 30, 2009 and December 31, 2008, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to September 30, 2009, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2009 and $2,590,000 for the period from April 26, 2006 (date of inception) to September 30, 2009, in accordance with ASC 505-50 and ASC 718-10.

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $7,083 for the period ended September 30, 2009, respectively and $467,501 for the period from April 26, 2006 (date of inception) to September 30, 2009, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 8 -	SUBSEQUENT EVENTS

On October 30, 2009 we entered into an invention transfer termination agreement with Otto Buresch, inventor of our Desalination and H2OGas technologies. After conducting extensive research into both topics, review of current market conditions, potential competitors in fields associated with the inventions, consideration of ‘state of readiness’ of our other technologies under development and the resources needed to complete those technologies, we have decided to forgo any further development of both Buresch inventions.

We determined that the amount of capital needed, the basic research and follow on engineering required exceeded our currently available means. Our priority at the moment is the completion and release of those technologies that show the most promise, and have been developed the furthest since inception of the company. We deem these to be our iGlue internet search and content organizer application via an equity interest in In4, Ltd, and RiverPower.

We believe that the discountinuation of the Buresch inventions will not result in an substantial effect on company valuation and loss in shareholder value. In fact the streamlining of our operations and the refocusing of our efforts on the most readily achievable technology milestones will in fact enhance shareholder value. Once one or more of our focus technoliges have been successfully divested we can once again work on diversifying our technology portfolio with more available resources.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through September 30, 2009, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 4). As of September 30, 2009, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions. As of , 2009 the TothTelescope project has been discontinued.

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

Capital Resources and Liquidity

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stock at $0.34 for aggregate proceeds of $765,000.

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

On September 30, 2009, the Company had a deficit in working capital of $328,470.

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

As of the date of this prospectus we are comleting data analisys of independent testing completed on FireSafe. Results of this analisys, expected to be completed by the end of 2009, will determine the next course of action.

index

ITEM 2 –	PLAN OF OPERATION (Continued)

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

As of September 30, 2009 we have completed an independent technology testing and verification process with LireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis in the third quarter of 2009 and report on results when they become available.

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

As of September 30, 2009 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. We continue to review our options as to using this agreement in the future, if and when it would serve the best interest of the company and our shareholders.

index

ITEM 2 –	PLAN OF OPERATION (Continued)

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

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd or RiverPower. As of September 30, 2009, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Since inception through September 30, 2009, the Company had an accumulated deficit of $7,442,530 and net cash used in operations of $1,816,535. However, management of the Company believes that the funding from October, 2008 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2010. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development:

In accordance with ASC 730-10-25, "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the investment and advances in subsidiary, associate or other entity where repayment from such subsidiary, associate or entity solely on the results of the research and development having future economic benefit, the investment and advance is accounted for as costs incurred by the Company as research and development in accordance with ASC 730-20-25 "Research and Development Arrangements".

Share-Based Payment:

In accordance with ASC 718-10 “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

index

ITEM 2 –	PLAN OF OPERATION (Continued)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805-10-15, “Business Combinations” (“SFAS 141(R)”). It expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. ASC 805-10-15 also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. ASC 805-10-15 is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009. Adoption of ASC 805-10-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. ASC 810-10-65 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. ASC 810-10-65 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810-10-65 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. ASC 810-10-65 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of ASC 810-10-65 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. ASC 815-10-65 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC 815-10-65 did not have a material impact on our financial position, results of operations or cash flows.

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

Effective January 1, 2009, the Company adopted ASC 470-20 "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)“.  ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  This interpretation did not affect the consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted the ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320-10-65 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009, the Company adopted ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820-10-65 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in ASC 820-10-55, “Fair Value Measurements.” ASC 820-10-65 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This standard did not affect the consolidated financial position or results of operations.

Effective April 1, 2009 the Company adopted ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments”. This amends ASC 820-10-55, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends ASC 270-10, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard did not affect the consolidated financial position or results of operations.

index

ITEM 2 –	PLAN OF OPERATION (Continued)

In May 2009, FASB issued ASC 855-10, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on November 3, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

In June 2009, FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this requirement.

Results of Operations

Nine Months Period Ended September 30, 2009 compared to Nine Months Period Ended September 30, 2008

Revenue

For the nine months ended September 30, 2009 and 2008, we had no revenues.

General, selling and administrative expenses

For the nine months ended September 30, 2009 general, selling and administrative expenses were $843,090 as compared to $2,430,923 for the nine months ended September 30, 2008. The decrease in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

The translation of  our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of September 30, 2009, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 188.55 HUF/USD as of December 31, 2008, to 184.8 HUF/USD as of September 30, 2009, an approximate 2% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2009 and 2008 were 208.53 and 162.45, respectively.

ITEM 3 –	CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

index

PART II –	OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the corth hearing on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. A second hearing on this issue is scheduled for January, 2010.

We believe the claim brought forth by Mr. Salca to be completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. We anticipate having a full scale prototype available for river testing in the first half of 2010 pending completion of technology optimisation, and the securing of required licenses and permits. In addition, we are also continuing development of the associated slow prm, 50Hz syncron generator, which should be available for testing by the end of November 2010.  In addition, we have also received the second round of testing results from VITUKI, the independent agency we have commissioned for the testing of RiverPower.

It is our opinion that the baseless case filed by Mr. Salca case will be dismissed as one without merit. We do not foresee it having any effect on our continued development RiverPower. However we cannot guarantee that the technology will ever be commercialised if at any phase of its development we learn that the power output anticipated can not be achieved and RiverPower cannot provide an economical solution for power generation. Our continued investigation will shed light on this in the first half of 2010.

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

As consideration for the above services, the Company issued an aggregate of 760,000 shares of the Company’s common stock. These share issuances were recorded at $0.4 per share in the total amount of $304,000 in accordance with measurement date principles prescribed under ASC 718-10 and ASC 505-50.

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

Not applicable.

index

ITEM 6 -	EXHIBITS

1.0	Otto Buresch Invention Transfer Termination Agreement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: November 13, 2009	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended September 30, 2009
Index to Exhibits Filed

1.0	Otto Buresch Invention Transfer Termination Agreement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.