Form 10-K
period 2009-12-31
Power of The Dream Ventures Inc
filed 2010-03-31
CIK 1377888

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission File Number 000-52289

Power of the Dream Ventures, Inc.
(Name of Small Business Issuer in its charter)

Delaware	51-0597895
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒No 

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted or posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and to post such files.  Yes  No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer had revenues of $0 for the year ended December 31, 2009. As of March 15, 2010, 48,916,291 shares of Common Stock were outstanding of which approximately 16,017,936 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 15, 2010 was $1,281,362.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10-K

December 31, 2009

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

With several Central European economies expected to join the European Monetary Union by 2012, Hungary, as one of the most developed Central European countries, is moving from a transition to a converging economy. With the continued stabilization and the transition of Hungary to a converging economy the time is ripe for a local entity with high level technology skills to selectively acquire, develop, license and/or co-developed international market ready technologies.

The Company’s Products

From inception through December 31, 2009, the Company primarily focused on the raising of capital. As of December 31, 2010, the Company manages eight technologies: RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

A detailed analysis of these technologies is as follows:

Index

The Buresch Inventions: Desalination and H2O gas technologies

Following a yearlong market study as to the benefits, feasibility and financial resources required to complete prototype building and eventual commercialization of theses technologies, on October 30, 2009 we have elected to terminate the original invention transfer agreements signed on January 16, 2008 and discontinue further efforts to commercialize these product. We believe our efforts and resources are best allocated by focusing our immediate efforts in completing development and bringing to market our iGlue software in 2010. Total negative exposure relating to the acquisition of these technologies amounts to USD 25,000.

The TothTelescope
On July 15, 2009 our exclusive distributor agreement expired with Attila Toth, Inventor of the TothTelescope. After extensive review of the technology, the available market and hurdles associated with manufacturing and distributing the TothTelescope, we have elected not to renew the distribution agreement and discontinue the project. Since inception only 10 telescopes were sold. Overall invested capital was returned from commissions eared on these sales.

RiverPower Technology
Development of our RiverPower technology is currently on hold pending the outcome of a law suit brought against us by RiverPower’s inventor, Janos Salca. As disclosed in our second quarter report, on May 12, 2009 we were presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology. On June 22, 2009 our Legal Counsel attended the court hearing on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010. In this hearing the judge asked Janos Salca to withdraw his claims and Us to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010. As of this date we have not heard from Janos Salca on his willingness to discuss his withdrawal of his claim.

We believe the claim brought forth by Mr. Salca to be completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. We anticipate having a full scale prototype available for river testing in the first half of 2010 pending completion of technology optimization, and the securing of required licenses and permits. In addition, we are also continuing development of the associated slow prm, 50Hz syncron generator, which is now available for testing after completion of a working prototype at the end of 2009. In addition, we have also received the second round of testing results from VITUKI, the independent agency we have commissioned for the testing of RiverPower.

Even though we believe that an eventual verdict will be rendered in our favor, until such time we have elected to place on hold further development of RiverPower. Our current financial resources are better optimized on completing our iGlue software development. If and when the final verdict of this case is made in our favour, we will resume development of RiverPower.

The Kalmar Inventions: FireSAFE, HardCrete concrete from communal waste additive; Recycled plastic pothole filler; PVC covered electrical cable and radial tire recycling technology; red mud neutralization; and environmentally friendly salt free de-icing solution.

As of this writing the development of these technologies in on indefinite hold as we currently lack the financial resources needed to further develop these inventions. Our intention remains to allocate all required assets needed to fully test, prototype and develop these products. However we currently are not capable of supporting any development work outside of our iGlue software. Once we are able to successfully commercialize that product, or we are able to raise additional capital, we will be in a better position to continue developing these Kalmar Inventions.

Index

iGlue Software via Equity position in in4, Ltd.

Given our current financial resources, and the amount of funding that has been allocated to developing iGlue, we feel it is in the best interest of the Company to concentrate all available resources in completing and bringing to market this remarkable product. It is anticipated, pending our ability to raise a minimum of USD 200,000 dollars, that iGlue will be released to the general public in the first half of 2010.

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

As part of the agreement, Vidatech has the option of converting its HUF 48 million member loan into an additional 10% equity in in4 Kft. at or before the end of May, 2009. As of January 8, 2009 we have elected to covert our member loan into the additional 10% equity in in4, Ltd. As of that date we own 40% of in4, Ltd. Throughout 2009 we have provided an additional HUF 60 million ($310,000) as member loan to in4 Ltd. to finance development work.

Since the establishment of in4 Kft. the company has focused on completing development work on iGlue. On June 24, 2008 in4, Ltd released on the World Wide Web a product demonstrator of iGlue. Subsequent to that on February 2, 2009 in4 released a call for 1,000 beta tester to register at the products official website located at http://www.iglue.com Subsequent to that, in November of 2009, in4 released the server side open Beta of iGlue for general use. It is now anticipated that the fully functional annotation module of the system will be released in the first half of 2010, bringing to fruition almost three years of development work.

Upon successful launch we will aim to provide free and value added services of iGlue, generating revenue from subscribers, advertising fees and technology licenses.

The iGlue technology is composed of the following main building blocks:

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

Index

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

Index

Desalination – Zenon Environmental Inc., Consolidated Water Co. Ltd., IDE Technologies Ltd., Veolia Environment

Energy – Ocean Power Technologies, First Solar, Inc., Suntech Power Holdings Co.

The Company’s Workforce and Employee Relations

The Company’s workforce at December 31, 2009 included 7 persons, of which 4 were salaried employees and 2 were hourly workers.

In the third quarter of 2009 we have terminated the employment agreement of our Chief Technology Officer, Mihaly Zala. The termination was on good terms and its primary purpse was to streamline company operations and conserve available resurces.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to establish leadership positions in core technology lines and provide the Company with a competitive edge as it seeks additional business with new customers. Total research and development expenditures for the nine technologies currently managed by the Company were approximately $247,450 in 2009, decreasing from $425,974 in 2008.

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

During 2009, the Company did not make any material capital expenditures relating to environmental compliance.

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

Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of the technologies in which we invest, acquire or license. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2009, we incurred aggregate losses of $7,754,624 and anticipate incurring additional losses for at least the next twelve (12) months.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company can raise adequate capital to keep the Company functioning through December 31, 2010. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs.. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index

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

Index

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

Index

Fluctuation in the value of the Hungarian Forint relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

We maintain our books in local currency: U.S. dollars for Power of the Dream in the United States and the Hungarian Forint for Vidatech in Hungary. Our operations are conducted primarily outside of the United States through Vidatech, our wholly-owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2009, the Hungarian Forint has fluctuated between HUF 235 and HUF 182 to the U.S. dollar. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of their internal controls over financial reporting. These requirements first applied to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007, however the independent public accountants’ report will not be required until our fiscal year ending December 31, 2010. Our management may not conclude that our internal controls over financial reporting are effective. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Moreover, even if our management does conclude that our internal controls over financial reporting are effective, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may not concur with our management’s assessment or may not issue a report that is unqualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could lead to a decline in the market price of our shares.

Index

Concentration of ownership among our directors, executive officers and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of December 31, 2009, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 76% of our outstanding shares of common stock. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Index

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

Index

ITEM 3.	LEGAL PROCEEDINGS

On May 12, 2009 we were presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology. On June 22, 2009 our Legal Counsel attended the court hearing on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010. In this hearing the judge asked Janos Salca to withdraw his claims and Us to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010. As of this date we have not heard from Janos Salca on his willingness to discuss his withdrawal of his claim.

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

ITEM 4.	RESERVED

None.

Index

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2007
Quarter Ended March 31, 2007	-	-
Quarter Ended June 30, 2007	-	-
Quarter ended September 30, 2007	-	-
Quarter ended December 31, 2007	-	-

Fiscal 2008
Quarter Ended March 31, 2008	$4.00	$3.90
Quarter Ended June 30, 2008	$4.00	$1.85
Quarter ended September 30, 2008	$2.00	$0.10
Quarter ended December 31, 2008	$1.00	$0.17

Fiscal 2009
Quarter Ended March 31, 2009	$0.30	$0.02
Quarter Ended June 30, 2009	$0.02	$0.08
Quarter ended September 30, 2009	$0.02	$0.10
Quarter ended December 31, 2009	$0.07	$0.24

Index

Holders

As of December 31, 2009, the Company had 48,916,291 shares of its common stock $0.0001 par value outstanding, which were owned by approximately 150 shareholders of record.

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

Authorization of Securities for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 19, 2009, the Company consummated a private placement of 230,555 shares of its common stock to two investors for an aggregate purchase price of $39,111. The shares of common stock were sold to non-US Persons in reliance on the exemptions from the registration requirements of the Securities Act provided by the provisions of Regulation S as promulgated under the Securities Act. Proceeds from the offering were used to finance in4 limited’s development of iGlue and for general corporate expenses.

On December 7, 2009, the Company consummated a private placement of 55,555 shares of its common stock to one investor for an aggregate purchase price of $11,111. The shares of common stock were sold to non-US Person in reliance on the exemptions from the registration requirements of the Securities Act provided by the provisions of Regulation S as promulgated under the Securities Act. Proceeds from the offering were used to finance in4 limited’s development of iGlue and for general corporate expenses.

On February 1, 2010, the Company consummated a private placement of 65,000 shares of its common stock to one investor for an aggregate purchase price of $11,111. The shares of common stock were sold to non-US Person in reliance on the exemptions from the registration requirements of the Securities Act provided by the provisions of Regulation S as promulgated under the Securities Act. Proceeds from the offering were used to finance in4 limited’s development of iGlue and for general corporate expenses.

Index

Issuer Purchases Of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	2009	2008

Revenues	-	-
General and administration expenses	965,323	3,249,997
Research and development	247,450	425,974
Net loss	1,518,077	3,958,212

For the year ended December 31, 2009, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2010. For the years ended December 31, 2009 general, selling and administrative expenses were $965,323 as compared to $3,249,997 for the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Since inception through December 31, 2009, we had a deficit accumulated during the development stage of $7,754,624 and net cash used in operations of $1,919,825. To date all of our funding has been provided through sale of our common stock.  We believe we can raise sufficient additional financing through the sale of our common shares to allow us to continue operations and execute our business plan to the end of 2010.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that the technologies we currently have under management, especially our iGlue software which is nearing wide release, will prove attractive to both private and institutional investors, making fund raising a less strenuous process than it was before. We also believe that as the only Hungarian public (or private) company that is actively engaged in Hungarian intellectual property acquisition and commercialization, we are an even more attractive investment opportunity.

If needed, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development and operating needs. We anticipate no more than two additional fund raising round in 2010, after which we hope to rely solely on income generated from our technologies. We also anticipate our investment in in4 Ltd to start generating funds in the second half of 2010. All other technologies currently in our portfolio have been placed on indefinite hold, until we can partially or wholly exit and monetize our in4 Ltd, holding.

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

In 2010 we anticipate spending approximately $250,000 on general administrative expenses, $150,000 on legal, accounting and compliance related expenses, and up to $500,000 on our in4 investment. All other technologies in our portfolio are currently on hold until we a) either raise more financing b) realize revenue from iGlue via partial or full sale of our equity interest.

Index

Our original current commitment to in4 Ltd. to provide HUF 48,000,000 (approximately US$270,000) has been fulfilled as of December 31, 2008. During 2009 we provided an additional HUF 60,000,000 ($310,000) to finance development of iGlue. We are now nearing commercial release of this product. As such we have elected to continue finance in4 operations on a continuous basis going forward until iGlue enters the market and starts generating revenue for the company. This financing is provided on a member loan basis to in4 Ltd. We also have ongoing lease obligations for company cars in the amount of approximately US$5,000 per month.

We also have an outstanding note in the amount of $250,000 payable to Mary Passalaqua, our former President and CEO.  This note, which bears interest at the U.S. prime rate, was due and payable April 5, 2009, was issued immediately prior to the reverse merger and assumed by us in connection with the reverse merger. The note was recorded by us as additional compensation to Ms. Passalaqua.  Such compensation is reflected in our condensed balance sheet as the accumulated deficit of the Company, and will not be reflected in our statement of operations, as such compensation expense was structured as an expense prior to our recapitalization.  In the event that we raise in excess of $3,000,000 dollars in capital the note is payable immediately.

In November of 2008 we provided a payment of $35,000 towards the $250,000 NOTE, therefore reducing our NOTE outstanding to $215,000 plus accumulated interest.

In May of 2009 we provided a payment of an additional $20,000 towards the $250,000 NOTE, therefore reducing our NOTE outstanding to $195,000 plus accumulated interest.

On February 5, 2009 we entered into restricted stock agreements with certain of our employees, pursuant to which we granted a total of 760,000 shares of restricted common stock.  The shares will vest in installments, with all shares vesting by the end of 2009. The total value of these shares is $280,000 based on a per share price of $0.40, and the entire amount was recognized as an expense in 2009. As shares are vesting by the end of 2009, an originally issued 60,000 was forfeited due to the termination of the contract with Mihaly Zala.

Being a development stage company, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products, many of which risks are beyond the control of the Company. Many of our technologies are in the preliminary development stage. While international patent searches have been conducted to verify the patentability of these technologies, many of the actual patents are still being prepared. As of this writing we have filed the following patent applications: 2 Hungarian and two PCT applications for RiverPower; one Hungarian and one PCT application for FireSAFE; one Hungarian application for our Desalination technology; one Hungarian application for our PVC shielded electric cable recycling technology; one Hungarian application communal waste additive to concrete technology and one Hungarian application four our biodegradable deicing solution. All other patents relating to additional properties we own are currently being prepared based on market conditions permitting we intend to file these patents in 2010.

Over the course of the next 12 months we plan to focus on one primary technologies in order to become cash flow positive: our investment in in4 Ltd aimed at completing development and commercial release of the iGlue semantic search and content organizer application. All other projects are currently on hold pending completion and either partial or full exit from our iGlue holding, or the availability of additional financing.

Index

Although we see our position and the strength of iGlue as formidable, there can be no assurance that materialize partial or full exit from this investment will materialize in 2010. If we are unable to derive revenue from this technology within the next 12 months we will be required to raise substantial additional capital to support our operations until such time when we can maintain operations from income.

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

2009 Overview and Financial Results

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

Debt and Capital Structure

Future maturities of the Company’s debt are as follows: 2010 — $195,000. The Company continues to explore opportunities to enhance liquidity, improve financial flexibility and reduce the long term costs of capital.

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

Index

During 2009, the Company did not make any material capital expenditures relating to environmental compliance.

Income Taxes

The Company accounts for income taxes in accordance with 740-10-25, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Management judgment is required in determining the Company’s valuation allowance on deferred tax assets.

Results of Operations

Revenue

For the year ended December 31, 2009, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2010.

General, selling and administrative expenses

For the years ended December 31, 2009 general, selling and administrative expenses were $965,323 as compared to $3,249,997 for the year ended December 31, 2008. The $2,284,674 decrease in general, selling and administrative expenses is attributable to decrease in marketing expenses and the decrease in share based payments to personnel. During 2009 the company terminated its employment agreement with our Chief Technology Officer to consolidate operations and reduce expenses.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. Dollars, as of December 31, 2009, has been affected by the strengthening of the U.S. Dollar against the Hungarian Forint from 188.55 HUF/USD as of December 31, 2008, to 187.7 HUF/USD as of December 31, 2009, an approximate 1% decrease in value. The average Hungarian Forint/U.S. Dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2009 and 2008 were 200.19 and 184.66, respectively.

Index

Liquidity

The Company’s cash and liquidity needs are impacted by research and development expenses, legal, accounting and regulatory filing expenses and operating expenses. At the current rate monthly expenditures, including operating expenses and technology management total approximately $50,000.

Cash and Equivalents

As of December 31, 2009 and 2008, consolidated cash and equivalent balances totalled $9,726 and $650,945, respectively. As of December 31, 2009 approximately 99% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805-10-15, “Business Combinations” (“SFAS 141(R)”). It expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. ASC 805-10-15 also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. ASC 805-10-15 is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009. The adoption of ASC 805-10-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). It requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. ASC 810-10-65 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810-10-65 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. ASC 810-10-65 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of ASC 810-10-65 did not have a material impact on our financial position, results of operations or cash flows.

Index

In March 2008, the FASB issued ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. It requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC 815-10-65 did not have a material impact on our financial position, results of operations or cash flows.

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

Effective January 1, 2009, the Company adopted ASC 470-20 "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)". ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of ASC 470-20 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2009, FASB issued ASC 855-10, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Company’s activities through the time of filing this Annual Report on Form 10-K, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

Index

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

In June 2009, FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this requirement.

ITEM 8.	FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since February 18, 2008, BDO has been engaged, on a continuous basis, as the Company’s independent certified accountants.

There are no disagreements between the Company and BDO.

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

Index

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Index

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

2008 Annual Base Salary Rates

On October 25 2007, the Board of Directors approved annual base salary rates for the following executives:

2009 Annual Base
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

On the same day the Board of Directors of the Company appointed Mrs. Ildiko Rozsa to serve as Chief Financial Officer of the Company. As an extension of the appointment, on February 5, 2009, the Company granted 120,000 restricted stock units to Mrs. Rozsa, vesting in equal installments on a quarterly basis up to December 31, 2009.

On the same day the Board of Directors of the Company appointed Ms. Szilvia Toth to serve as Chief Accounting Officer of the Company. As an extension of the appointment, on February 5, 2009, the Company granted 120,000 restricted stock units to Ms. Toth, vesting in equal installments on a quarterly basis up to December 31, 2009.

On August 24, 2007, the Board of Directors of the Company appointed Mr. Mihaly Zala to serve as Chief Technology Officer of the Company. As an extension of the appointment, on February 5, 2009, the Company granted 120,000 restricted stock units to Mr. Zala, vesting in equal installments on a quarterly basis up to December 31, 2009. On July 1, the company terminated the employment agreement of Mihaly Zala, and recalled 60,000 shares of unvested common stock and returned it to the authorized but unissued stock of the Company, The employment agreement was terminated on mutually agreed upon terms.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of January 1, 2010:

Name	Age	Position
Viktor Rozsnyay	39	Chairman of the Board, President & Chief Executive Officer
Daniel Kun, Jr.	35	Vice President
Ildiko Rozsa	35	Chief Financial Officer
Szilvia Toth	29	Chief Accounting Officer
Eugene L. Guhne	45	Member of the Board of Directors

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

Index

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2009, of those persons who were, at December 31, 2009, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2009 compensation exceeded $50,000.

SUMMARY COMPENSATION TABLE*
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Viktor Rozsnyay President & CEO	2009	8,600		0					8,600
Daniel Kun Vice President	2009	8,600		80,000					88,600
Ildiko Rozsa Chief Financial Officer	2009	18,000		48,000					66,000
Szilvia Toth Chief Accounting Officer	2009	25,000		48,000					73,000
Total		60,200		176,000					236,200

* The amounts in the stock awards column represent the full grant date fair value determined in accordance with ASC 718. The grant date fair value of the awards was based on the market price of the stock at the commitment date of the agreements. See also Note 10 of the financial statements for additional information on these awards.

DIRECTORS’ COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene Guhne Director	2009			40,000					40,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 2009 by each person known to us to own beneficially more than 5% of our Common Stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Index

	Common Stock
	Number of shares	Percent of Class

Ildiko Rozsa (1)	425,555	*
Szilvia Toth (2)	220,000	*
Mihaly Zala (3)	310,000	*
Gene Guhne (4)	1,100,000	2.24%
Mary Passalaqua (5)	2,500,000	5.21%
Daniel Kun, Jr. (6)	14,190,000	29%
Viktor Rozsnyay (7)	13,455,500	27. %
Daniel Kun, Sr. (8)	2,550,000	5.21%

Total	34,441,000	68.66%

•	Less than 1%
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

There has not been since January 1, 2009 nor is there currently pending any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

Director Independence

Each of the directors qualify as “independent” under the NASDAQ rules, except for Viktor Rozsnyay who is the employer in the Company. The NASDAQ independence definition includes objective measures that disqualify a director from being independent, including whether the director is an employee of the company or has engaged in various types of business dealings with the company. These objective measures assist our board of directors in making determinations of director independence under the NASDAQ rules. Our board of directors makes a determination regarding the independence of each director annually based on all relevant facts and circumstances.

Index

Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by M&K and BDO Forte Audit Kft. for professional services rendered for the fiscal years ended December 31, 2009 and 2008, respectively:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
M&K audit fees	$-	$11,352
BDO Forte Audit Kft. audit Fees	$34,391	$25,971
Total Fees	$34,391	$37,323

The audit fees consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Index

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit.

3.1	Original Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 17, 2006*
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on April 12, 2007**
3.3	Bylaws of the Registrant*
3.4	Form of Subscription Agreement of the Registrant
3.5	Restricted Stock Agreement for Gene Guhne
3.6	Consultation Agreement for Berta Olah
3.7	Employee Restricted Stock Agreements

23.2	Consent of BDO Kontroll Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: March 31, 2010	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2009	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009 and 2008	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2009	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

Index

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

Power of the Dream Ventures, Inc. (formerly Tia V)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 31, 2010

BDO Hungary Audit Ltd.
MKVK number: 002387

Ferenc Baumgartner	András Nagy
General Manager	Registered Auditor
MKVK number: 005718

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Amounts in USD

		December 31, 2009	December 31, 2008

ASSETS

Current Assets
Cash		$9,726	$650,945
Other receivables	3	19,710	25,131
Total Current Assets		29,436	676,076

Fixed assets, net	5	453,751	614,723
Total Assets		483,187	1,290,799

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities		$225,150	$236,821
Capital leases payable, current portion	7	60,035	63,399
Note payable	6	195,000	215,000
Total Current Liabilities		480,185	515,220

Long term liabilities
Capital leases payable, less current portion	7	252,156	343,159
Total Long Term Liabilities		252,156	343,159

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 47,615,181 and 41,165,000 shares issued and outstanding	8	4,886	4,762
Additional Paid-In Capital		7,471,146	7,041,048
Deficit accumulated during development stage		(7,754,624)	(6,236,547)
Other Comprehensive Income		44,438	26,615
Unearned Compensation		(15,000)	(403,458)
Total Stockholders’ Equity		(249,154)	432,420

Total liabilities and stockholders’ equity		483,187	1,290,799

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Amounts in USD

	Notes	For the year ended December 31, 2009	For the year ended December 31, 2008	For the Period from April 26, 2006 (date of inception) to December 31, 2009

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		15,566	21,144	61,734
General administration	9	965,323	3,249,997	6,051,753
Research and development	4	247,450	425,974	774,807
Personnel expenses		107,368	158,038	303,108
Depreciation and amortization	5	118,166	102,471	263,259
Other expenses, net		11,660	(10,082)	8,205
Operating expenses		1,465,533	3,947,542	7,462,866
Loss from operations		(1,465,533)	(3,947,542)	(7,460,744)
Interest income and exchange gains		(51,339)	(10,670)	(41,912)
Loss before provision (benefit) for income taxes		(1,516,872)	(3,958,212)	(7,502,656)
Provision (benefit) for income taxes		(1,205)	-	(1,205)
Net loss		(1,518,077)	(3,958,212)	$(7,503,861)

Basic loss per share		$(0.03)	$(0.09)
Diluted loss per share		$(0.03)	$(0.09)
Weighted average number of shares outstanding – Basic		48,458,195	42,724,459
Weighted average number of shares outstanding – Diluted		48,458,195	42,724,459

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD
	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	$3,330		$10,670			$14,000
Contributed Capital				96,100			96,100
Currency Translation Adjustment					$4,151		4,151	4,151
Net loss for the period			$(35,100)				(35,100)	(35,100)
Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)
Contributed Capital				53,735			53,735
Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)
Private placement of shares at $0.34 per share (See Note 10)	2,250,000	225		764,775			765,000
Shares issued for services at $0.34 per share (See Note 10)	1,875,000	188		637,313		$(467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 10)	100,000	10		33,990			34,000
Private placement at $2.5 per share (See Note 10)	104,000	10		259,990			260,000
Shares issued for stock based compensation at $2.5 per share (See Note 10)	1,036,000	104		2,589,896		(2,590,000)	-
Amortization of Unearned Compensation						1,124,932	1,124,932
Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,006,473)

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD
	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832
Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 10)	306,570	31		214,568		(214,599)	-
Shares issued for services at $0.75 per share (See Note 10)	1,500,000	150		1,124,850		(1,125,000)	-
Shares issued for services at $1.35 per share (See Note 10)	111,111	11		149,989		(150,000)	-
Private placement of shares at $0.4 per share (See Note 10)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	-
Private placement for $0.2 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD
	For the year ended December 31, 2009	For the year ended December 31, 2008	Cumulative from April 26, 2006 (date of inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,518,077)	$(3,958,212)	$(7,503,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	728,458	3,018,710	4,872,100
Recapitalization under reverse merger	-	-	(250,763)
Issue of shares for services	40,000	-	210,000
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	118,166	102,471	263,259
	(631,453)	(837,031)	(2,375,265)
Changes in operating assets and liabilities:
Increase in inventories	-	4,028	-
(Increase) Decrease in other current assets	5,421	53,675	(19,710)
(Increase) Decrease in related party receivables	-	100,000	-
(Decrease) Increase in accounts payable and accrued liabilities	(11,671)	118,861	475,150

Net cash used in operating activities	(637,703)	(560,467)	(1,919,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(51,561)	(78,896)	(404,819)
Net cash used in investing activities	(51,561)	(78,896)	(404,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-	149,835
Proceeds from sale of common stock	50,222	1,105,625	2,205,517
Repayments of notes	(20,000)	(35,000)	(55,000)
Net cash from financing activities	30,222	1,070,625	2,300,352

Effect of exchange rate changes on cash	17,823	36,903	34,018

Net (decrease) increase in cash	(641,219)	468,165	9,726

Cash at beginning of period	650,945	182,780	-

Cash at end of period	$9,726	$650,945	$9,726

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$2,389,599	$2,289,599	$3,061,100
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	406,558	$406,558

Cash paid for:
Interest	30,955	10,670	40,980
Taxes			-

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

From inception through December 31, 2009, the Company primarily focused on the raising of capital. As of December 31, 2009, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4). As of December 31, 2009, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008, and the other half due once independent testing and verification of the technology completed, but no later than June 31, 2009. The received amount was recorded as a liability in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with with ASC 730-10-25 “Accounting for Research and Development Costs (See also Note 4).

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. As of December 31, 2009 we are completing data analysis of independent testing completed on FireSafe. Results of this analysis, expected to be completed in 2010, will determine the next course of action.

To further these goals, by protecting the intellectual property FireSAFE represents, on October 20, 2008 the Company filed a PCT patent application in addition to the already filed Hungarian application to protect FireSAFE internationally.

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

TothTelescope

On July 15, 2009 our exclusive distributor agreement expired with Attila Toth, Inventor of the TothTelescope. After extensive review of the technology, the available market and hurdles associated with manufacturing and distributing the TothTelescope, we have elected not to renew the distribution agreement and discontinue the project. Since inception only 10 telescopes were sold. Overall invested capital was returned from commissions earned on these sales.

Yorkville SEDA

On October 8, 2008, Power of the Dream Ventures, Inc. (the “Company”) entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a specified discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29. The Warrant is not part of the commitment shares issued by the company to the investor. The investor must purchase the shares underlying the Warrant. The Warrant price was determined based upon the highest Bid price on the day of the closing of the agreement.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Yorkville SEDA (Continued)

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

As of the date of this report the Company has not yet acquired any equity in Genetic immunity but still intends to do so pending availability of sufficient capital. As a direct result of this intention, both parties agree the original agreement is still if effect.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2009 and for the period from April 26, 2006 (date of inception) to December 31, 2009.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through December 31, 2009, the Company had an accumulated deficit of $7,754,624 and net cash used in operations of $1,919,825. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) will allow them to continue operations and execute its business plan.

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2010. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the government or by pension funds, therefore no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2009, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

Research and development and Investment and Advances to Non-Consolidated Entities:

In accordance with ASC 730-10-25 “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with investments and advances in development-stage technology entities in which the company owns or controls less than a 50% voting interest, (see Note 4) where repayment from such entity is based on the results of the research and development having future economic benefit, the investment and advances are accounted for as costs incurred by the Company as research and development in accordance with ASC 730-20-25 “Research and Development Arrangements”.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2009 is $44,438.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2009 and 2008, respectively. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2009 and 2008, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

Business Segment:

ASC 280-10-45, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the way public enterprises report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under ASC 280-10-45, there are no operating segments since substantially all business operations, assets and liabilities are in Hungarian geographic segment.

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

Recent Accounting Pronouncements:

In December 2007, the FASB issued ASC 805-10-15, “Business Combinations” (“SFAS 141(R)”). It expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. ASC 805-10-15 also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. ASC 805-10-15 is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009. The adoption of ASC 805-10-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). It requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. ASC 810-10-65 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810-10-65 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. ASC 810-10-65 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of ASC 810-10-65 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. It requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC 815-10-65 did not have a material impact on our financial position, results of operations or cash flows.

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

Effective January 1, 2009, the Company adopted ASC 470-20 "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)". ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of ASC 470-20 did not have a material impact on our financial position, results of operations or cash flows.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In May 2009, FASB issued ASC 855-10, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Company’s activities through the time of filing this Annual Report on Form 10-K and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

In June 2009, FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this requirement.

NOTE 3 -	OTHER RECEIVABLES

	December 31, 2009	December 31, 2008

VAT reclaimable	$10,595	$20,214
Advances given	-	668
Other	9,115	4,249
Total	$19,710	$25,131

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan amount has been provided by May 31, 2009. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. As of January 15, 2009 the Company maintains a minority 40% equity in in4 Ltd. Since capitalization of the loan to equity, as of December 31, 2009 the Company has provided an additional $310,000 loan to in4.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the Company's investment in in4 and in FireLESS of approximately $5,000 and $900, respectively, and loans to in4 of approximately $310,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with ASC 730-10-25 "Research and Development Arrangements".

NOTE 5 -	FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Machinery and equipment	$68,357	$68,026
Vehicles	483,108	582,087
Office equipment	74,570	46,646
Software and website registration rights	32,419	22,252
Total	658,454	719,011
Less: Accumulated depreciation and amortization	(204,703)	(104,288)
Net property and equipment	453,751	614,723

The net book value of fixed assets under capital lease amount to $358,543 and $516,188 at December 31, 2009 and at December 31, 2008, respectively. Depreciation and amortization expense for the years ended December 31, 2009 and December 31, 2008 was $118,166 and $102,471, respectively and $263,259 for the period from April 26, 2006 (date of inception) to December 31, 2009.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at December 31, 2009). Interest expense in connection with such note amounted to $33,998 and $27,010 for the year ended at December 31, 2009 and at December 31, 2008, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

NOTE 7 -	CAPITAL LEASES PAYABLE

In August, 2007, the Company entered into capital lease agreements on 3 vehicles for management purposes. The maturity of the lease is 60 months and is denominated in CHF. Installments and interest is due on a monthly basis.In December, 2007, the Company entered into additional capital lease agreements on 2 vehicles for management purposes. The maturity of the lease is 72 months and is denominated in CHF. Installments and interest is due on a monthly basis.

In December 2008, the Company settled the capital lease agreements on 2 vehicles and replaced them with new agreements for additional 2 vehicles, totaling 5 capital lease agreements at December 31, 2008. The maturity of the new leases varies from 60 to 72 months and are denominated in EUR and CHF. Installments and interests are due on a monthly basis.

In September 2009, the Company closed a capital lease agreement for one vehicle. The related asset has been sold.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

For the year ending December 31, 2009	Amounts

2010	95,206
2011	88,830
2012	88,830
2013	87,346
2014	27,222

Total minimum lease payments	387,434

Less: amounts representing interest	75,243

Present value of net minimum lease payments	312,191

Less: current portion	60,035

Long term liability	$252,156

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 -	STOCKHOLDERS’ EQUITY

In November 2009, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 175,000 shares of its common stock at $0.16 and 111,110 shares of it common stock at $0.20 per share for aggregate proceeds of $50,222.

In April 2009, the Company entered into an agreement with two professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2009. In connection with these services, the Company issued to them 250,000 shares of the Company’s common stock. These share issuances were recorded at $0.40 per share in the total amount of $100,000 and the related expense was recorded under general administration.

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

On October 24, 2008, the Company entered into a Restricted Stock Purchase Agreement with one accredited investor.  Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to issue and sell to the Investor $1,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.40 cents per share.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at December 31, 2009, the maximum number of shares that could be sold under this agreement is approximately 35,714,000 shares.

Summaries of non-vested restricted stock awards are as follows:

	#	Weighted Average
	Shares	Grant date fair value

Non-vested at December 31, 2009	555,368	$403,458
Granted in 2009	950,000	380,000
Forfeited
Vested in 2009	(1,467,868)	(768,458)
Non-vested at December 31, 2009	37,500	$15,000

As of December 31, 2009, we had estimated unrecognized stock-based compensation expense of $15,000 related to non-vested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 1 year.

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2009 and 2008 were $0.40 and $0.73, respectively. The total fair value of shares vested during the year ended December 31, 2009 was $768,458.

On February 20, 2008 shares of the Company’s common stock was approved for quotation and trading by FINRA on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol PWRV. Trading commences in the Company’s securities on the OTCBB beginning on February 21, 2008.

On January 30, 2008, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,000 shares of its common stock at $3.25 per share for aggregate proceeds of $105,625.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

As consideration for the above services, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The fair value of share was determined based on the last private placements. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 and $1,755,625 for the year ended December 31, 2009 and December 31, 2008, respectively and $2,590,000 for the period from April 26, 2006 (date of inception) to December 31, 2009, in accordance with ASC 505-50 and ASC 718-10.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

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

In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $7,083 and $169,859 for the periods ended December 31, 2009 and 2008, respectively and $467,501 for the period from April 26, 2006 (date of inception) to September 30, 2009, in accordance with ASC 505-50 and ASC 718-10.

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 -	GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings at December 31, 2009 and at December 31, 2008:

	December 31, 2009	December 31, 2008

Stock based compensation	280,000	1,755,625
Stock based Consultant services	92,083	169,859
Marketing expenses	396,374	1,093,224
Other	196,866	231,289
Total	965,323	3,249,997

NOTE 10 -	SUBSEQUENT EVENTS

On February 1, 2010, the Company consummated a private placement of 65,000 shares of its common stock to one investor for an aggregate purchase price of $11,111. The shares of common stock were sold to a non-US Person in reliance on the exemptions from the registration requirements of the

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

Development of our RiverPower technology is currently on hold pending the outcome of a law suit brought against us by RiverPower’s inventor, Janos Salca. The Company was presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to the Company Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 the Company intentionally mislead him as to our intent to develop his technology. On June 22, 2009 the Company’s Legal Counsel attended the court hearing on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked the Company to submit documentation showing a continued development of RiverPower technology as proof that the Company is working toward a commercial product as opposed to the claim of the inventor. As per this ruling the legal counsel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010. In this hearing the judge asked Janos Salca to withdraw his claims and the Company to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010. As of this date the Company have not heard from Janos Salca on his willingness to discuss his withdrawal of his claim.

The management of the Company believes the claim brought forth by Mr. Salca to be completely without merit. The Company have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. The management anticipates having a full scale prototype available for river testing in the first half of 2010 pending completion of technology optimization, and the securing of required licenses and permits. In addition, the Company is also continuing development of the associated slow prm, 50Hz syncron generator, which is now available for testing after completion of a working prototype at the end of 2009. In addition, the Company has also received the second round of testing results from VITUKI, the independent agency we have commissioned for the testing of RiverPower.