Form 10-Q
period 2010-03-31
Power of The Dream Ventures Inc
filed 2010-05-14
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	48,916,291
(Class)	(Outstanding at May 14, 2010)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
March 31, 2010
Page

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At March 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity For the Three Months Ended March 31, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2010	5

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2010	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

ITEM 2 – PLAN OF OPERATION	28

ITEM 3 – CONTROLS AND PROCEDURES	37

PART II – OTHER INFORMATION	38

ITEM 1 – LEGAL PROCEEDINGS	38

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 5 – OTHER INFORMATION	40

ITEM 6 – EXHIBITS	41

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS

Current Assets
Cash		$2,426	$9,726
Other receivables	3	19,673	19,710
Total Current Assets		22,099	29,436

Fixed assets, net	5	405,848	453,751
Total Assets		$427,947	$483,187

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$312,023	$225,150
Capital leases payable, current portion	7	58,573	60,035
Note payable	6	195,000	195,000
Total Current Liabilities		565,596	480,185

Long term liabilities
Capital leases payable, less current portion	7	228,037	252,156
Total Long Term Liabilities		228,037	252,156

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 48,916,291 shares issued and outstanding	8	4,892	4,886
Additional Paid-In Capital		7,481,341	7,471,146
Deficit accumulated during development stage		(7,892,663)	(7,754,624)
Other Comprehensive Income		40,744	44,438
Unearned Compensation		-	(15,000)
Total Stockholders’ Equity		(365,686)	(249,154)

Total liabilities and stockholders’ equity		$427,947	$483,187

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended March 31, 2010	Three Months ended March 31, 2009	For the Period from April 26, 2006 (date of inception) to March 31, 2010

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Materials and services		2,784	4,421	64,518
General administration		53,835	478,332	6,105,588
Research and development	4	22,759	39,918	797,566
Personnel expenses		21,477	28,057	324,585
Depreciation and amortization	5	28,869	29,211	292,128
Other expenses, net		-	128	8,205
Operating expenses		129,724	580,067	7,592,590

Loss from operations		(129,724)	(580,067)	(7,590,468)

(Interest expense)/ interest income and exchange (losses)/ gains		(8,315)	(811)	(50,227)
Loss before provision (benefit) for income taxes		(138,039)	(580,878)	(7,640,695)

Income taxes		-	-	(1,205)
Net loss		$(138,039)	$(580,878)	$(7,641,900)
Basic and Diluted loss per share		$(0.00)	$(0.01)

Weighted average number of shares outstanding – Basic and diluted		48,851,291	42,949,502

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	-
Private placement for $0.2 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)
Private placement for $0.12 and $0.1 per share		6		10,195			10,201
Amortization of Unearned Compensation						15,000	15,000
Currency Translation Adjustment					(3,694)		(3,694)	(3,694)
Net loss for the period			(138,039)				(138,039)	(138,039)
Balance at March 31, 2010	48,851,291	$4,892	$(7,892,663)	7,481,341	$40,744	$-	$(365,686)	$(141,733)

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended March 31, 2010	For the period ended March 31, 2009	Cumulative from April 26, 2006 (date of inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,039)	$(580,878)	$(7,641,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	15,000	410,562	4,887,100
Issue of shares for legal services	-	-	210,000
Recapitalization under reverse merger		-	(250,763)
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	28,869	29,211	292,128
	(94,170)	(141,105)	(2,469,435)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	37	(16,003)	(19,673)
Increase in accounts payable and accrued liabilities	86,873	(28,135)	562,023

Net cash used in operating activities	(7,260)	(185,243)	(1,927,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,547)	(87,033)	(411,366)
Net cash used in investing activities	(6,547)	(87,033)	(411,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Repayment of notes	-	-	(55,000)
Proceeds from sale of common stock	10,201	-	2,215,718
Net cash from financing activities	10,201	-	2,310,553

Effect of exchange rate changes on cash	(3,694)	(10,008)	30,324

Net increase / (decrease) in cash	(7,300)	(282,284)	2,426

Cash at beginning of period	9,726	650,945	-

Cash at end of period	$2,426	$368,661	$2,426

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	-	-	$3,061,100
Issuance of shares for liabilities assumed under reverse merger	-	-	$250513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	-	$394,462	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through March 31, 2010, the Company primarily focused on the raising of capital. As of March 31, 2010, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation internet based semantic search and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION - Continued

As of March 31, 2010, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. As of March 31, 2010 we are completing data analysis of independent testing completed on FireSafe. Results of this analysis, expected to be completed in 2010, will determine the next course of action.

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

As of the date of this report the Company has not yet acquired any equity in Genetic immunity but still intends to do so pending availability of sufficient capital. As a direct result of this intention the original agreement is still in effect.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2010 and for the period from April 26, 2006 (date of inception) to March 31, 2010. Operating results for the three month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Since inception through March 31, 2010, the Company had an accumulated deficit of $7,892,663 and net cash used in operations of $1,927,085. However, management of the Company believes that the funding during 2010 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow it to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2011. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2010, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2010 is $40,744.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended March 31, 2010 and 2009, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2010 and 2009, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, FASB issued ASC 855-10, Subsequent Events. The standard introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

NOTE 3 -OTHER RECEIVABLES

	March 31, 2010	December 31, 2009

VAT reclaimable	$17,677	$10,595
Other	1,996	9,115
Total	$19,673	$19,710

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan amount has been provided by May 31, 2009. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. As of January 15, 2009 the Company maintains a minority 40% equity in in4 Ltd. Since capitalization of the loan to equity, as of March 31, 2010 the Company has provided an additional $333,000 loan to in4.

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

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009

Machinery and equipment	$65,015	$68,357
Vehicles	459,485	483,108
Office equipment	70,924	74,570
Software and website registration rights	31,239	32,419
Total	626,663	658,454
Less: Accumulated depreciation and amortization	(220,815)	(204,703)
Net property and equipment	$405,848	453,751

The net book value of fixed assets under capital lease amount to $322,474 and $358,543 at March 31, 2010 and at December 31, 2009, respectively.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at March 31, 2010). Interest expense in connection with such note amounted to $35,257 and $33,998 for the year ended at March 31, 2010 and at December 31, 2009, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2010:

For the year ending March 31, 2010	Amounts

2010	$72,846
2011	84,487
2012	84,487
2013	83,075
2014	25,891
Total minimum lease payments	$350,786

Less: amounts representing interest	$64,176

Present value of net minimum lease payments	$286,610
Less: current portion	58,573

Long term liability	$228,037

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY

In February 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 shares and 25,000 shares at $0.1 of its common stock at $0.16 for aggregate proceeds of $10,201.

In November 2009, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 175,000 shares of its common stock at $0.16 and 111,110 shares of its common stock at $0.20 per share for aggregate proceeds of $50,222.

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

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at March 31, 2010, the maximum number of shares that could be sold under this agreement is approximately 62,500,000 shares.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2010 and $150,000 for the period from April 26, 2006 (date of inception) to March 31, 2010, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $63,498 and $792,123 for the periods ended March 31, 2010 and December 31, 2009, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to March 31, 2010, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to March 31, 2010, in accordance with ASC 505-50 and ASC 718-10.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $7,083 for the period ended March 31, 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to March 31, 2010, in accordance with ASC 505-50 and ASC 718-10.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On April 7, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 62,500 shares of its common stock at $0.008 for aggregate proceeds of $5,000.

On April 12, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 45,000 shares of its common stock at $0.10 for aggregate proceeds of $4,500.

On April 16, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 90,000 shares of its common stock at $0.10 for aggregate proceeds of $9,000.

On April 29, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 20,000 shares of its common stock at $0.10 for aggregate proceeds of $2,000.

On May 3, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 95,000 shares of its common stock at $0.10 for aggregate proceeds of $9,500.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2010, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 4). As of March 31, 2010, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

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

In February 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 shares of its common stock at $0.16, and 25,000 shares at $0.1, for aggregate proceeds of $10,201.

On April 7, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 62,500 shares of its common stock at $0.008 for aggregate proceeds of $5,000.

On April 12, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 45,000 shares of its common stock at $0.10 for aggregate proceeds of $4,500.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

On April 16, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 90,000 shares of its common stock at $0.10 for aggregate proceeds of $9,000.

On April 29, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 20,000 shares of its common stock at $0.10 for aggregate proceeds of $2,000.

On May 3, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 95,000 shares of its common stock at $0.10 for aggregate proceeds of $9,500.

On March 31, 2010, the Company had a deficit in working capital of $543,497.

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

As of March 31, 2010 we have completed an independent technology testing and verification process with FireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis in the third quarter of 2010 and report on results when they become available.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

As of March 31, 2010 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. We continue to review our options as to using this agreement in the future, if and when it would serve the best interest of the company and our shareholders.

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

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd or RiverPower. As of March 31, 2010, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

We currently have no other arrangements for such financings and can give you no assurance that such financings will be available to us when required or on terms that we deem acceptable or at all.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

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

Since inception through March 31, 2010, the Company had an accumulated deficit of $7,892,663 and net cash used in operations of $1,927,085. However, management of the Company believes that the funding from private placements in 2010 of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2011. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months Period Ended March 31, 2010 compared to Three Months Period Ended March 31, 2009

Revenue

For the three months ended March 31, 2010 and 2009, we had no revenues.

General, selling and administrative expenses

For the nine months ended March 31, 2010 general, selling and administrative expenses were $53,835 as compared to $478,332 for the three months ended March 31, 2009. The decrease in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

The translation of  our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of March 31, 2010, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 187.7 HUF/USD as of December 31, 2009, to 197.55 HUF/USD as of March 31, 2010, an approximate 5% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2010 and 2009 were 197.35 and 217.86, respectively.

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the corth hearing on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. At the second hearing on this issue in January of 2010, the judge requested that we supply him with proof, in the form of receipts, the amount we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. As of March 31, 2010 we have submitted all required proof on our financial expenditures. To this date we have not been approached by Janos Salca to find a mutually amicable soliton. The Judge has set the final hearing on this issue to be conducted in September of 2010.

We believe the claim brought forth by Mr. Salca to be completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. We anticipated having a full scale prototype available for river testing in the first half of 2010, pending completion of technology optimisation, and the securing of required licenses and permits. This timeframe has now been pushed back to the end of this meritless trial. In addition, we are also continuing development of the associated slow prm, 50Hz syncron generator, which is now available for testing as a working prototype. Again we are holding off on any further action until a favourable verdict is issued on our behalf. In addition, we have also received the second round of testing results from VITUKI, the independent agency we have commissioned for the testing of RiverPower.

It is our opinion that the baseless case filed by Mr. Salca will be dismissed as one without merit. We do not foresee it having any effect on our continued development RiverPower. However we cannot guarantee that the final verdict will be in our favor. As such we have discuntied all further work until the verdict is announced. We also cannot guarantee that this technology will ever be commercialised if at any phase of its development we learn that the power output anticipated can not be achieved and RiverPower cannot provide an economical solution for power generation.

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 shares and 25,000 shares at $0.16 of its common stock at $0.1 for aggregate proceeds of $10,201.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: May 14, 2010	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended March 31, 2010
Index to Exhibits Filed

1.0	Otto Buresch Invention Transfer Termination Agreement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.