Form 10-Q
period 2010-06-30
Power of The Dream Ventures Inc
filed 2010-08-13
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	51,008,791
(Class)	(Outstanding at August 13, 2010)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
June 30, 2010

Page

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At June 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2010	3

Condensed Consolidated Statements of Stockholders’ Equity For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2010	4

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2010	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2 – PLAN OF OPERATION	28

ITEM 3 – CONTROLS AND PROCEDURES	37

PART II – OTHER INFORMATION	37

ITEM 1 – LEGAL PROCEEDINGS	37

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 5 – OTHER INFORMATION	40

ITEM 6 – EXHIBITS	41

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS

Current Assets
Cash		$29,092	$9,726
Other receivables	3	21,069	19,710
Total Current Assets		50,161	29,436

Fixed assets, net	5	301,741	453,751
Total Assets		$351,902	$483,187

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$262,012	$225,150
Capital leases payable, current portion	7	48,679	60,035
Note payable	6	195,000	195,000
Total Current Liabilities		505,691	480,185

Long term liabilities
Capital leases payable, less current portion	7	184,384	252,156
Total Long Term Liabilities		184,384	252,156

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 51,008,791 shares issued and outstanding	8	5,101	4,886
Additional Paid-In Capital		7,686,632	7,471,146
Deficit accumulated during development stage		(8,000,708)	(7,754,624)
Other Comprehensive Income		(266)	44,438
Unearned Compensation		(28,932)	(15,000)
Total Stockholders’ Equity		(338,173)	(249,154)

Total liabilities and stockholders’ equity		$351,902	$483,187

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six months ended June 30, 2009	For the Period from April 26, 2006 (date of inception) to June 30, 2010

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		4,046	3,805	6,830	8,226	68,564
General administration		63,358	254,949	117,193	733,281	6,168,946
Research and development	4	(13,853)	49,001	8,906	88,919	783,713
Personnel expenses		20,053	27,851	41,530	55,908	344,638
Depreciation and amortization	5	20,592	28,057	49,461	57,268	312,720
Other expenses, net		6,592	3,286	6,592	3,414	14,797
Operating expenses		100,788	366,949	230,512	947,016	7,693,378

Loss from operations		(100,788)	(366,949)	(230,512)	(947,016)	(7,691,256)

(Interest expense)/ interest income and exchange (losses)/ gains		(7,257)	(14,573)	(15,572)	(15,384)	(57,484)
Loss before provision (benefit) for income taxes		(108,045)	(381,522)	(246,084)	(962,400)	(7,748,740)

Income taxes		-	800	-	800	(1,205)

Net loss		$(108,045)	$(382,322)	$(246,084)	$(963,200)	$(7,749,945)
Basic and Diluted loss per share		$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding – Basic and diluted		49,816,993	48,622,434	49,593,063	48,455,402

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	-
Private placement for $0.2 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)
Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Shares issued for stock based compensation at $0.1 per share (See Note 8)
Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	-
Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	-
Amortization of Unearned Compensation						42,068	42,068
Currency Translation Adjustment					(44,704)		(44,704)	(44,704)
Net loss for the period			(246,084)				(246,084)	(246,084)
Balance at June 30, 2010	51,008,791	$5,101	$(8,000,708)	7,686,632	$(266)	$(28,932)	$(338,173)	$(290,788)

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended June 30, 2010	For the period ended June 30, 2009	Cumulative from April 26, 2006 (date of inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,084)	$963,200	$(7,749,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	42,068	570,457	4,914,168
Issue of shares for services	-	40,000	210,000
Recapitalization under reverse merger			(250,763)
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	49,461	57,268	312,720
	(154,555)	(295,475)	(2,529,820)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	(1,359)	(11,509)	(21,069)
Increase in accounts payable and accrued liabilities	36,862	(60,052)	457,012

Net cash used in operating activities	(119,052)	(367,036)	(2,093,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(43,001)	(381,398)
Net cash used in investing activities	-	(43,001)	(381,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-		149,835
Repayment of notes	-	-	(55,000)
Proceeds from sale of common stock	159,701	-	2,364,718
Net cash from financing activities	159,701	-	2,459,553

Effect of exchange rate changes on cash	(21,283)	3,439	44,814

Net increase / (decrease) in cash	19,366	(406,598)	29,092

Cash at beginning of period	9,726	650,945	-

Cash at end of period	$29,092	$244,347	$29,092

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	20,000	$100,000	$3,081,100
Issuance of shares for liabilities assumed under reverse merger	-	-	$250513
Issuance of stock based compensation shares	54,000	304,000	$2,644,000
Purchase of fixed assets through the assumption of capital lease obligations	-	-	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	800	-

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through June 30, 2010, the Company primarily focused on the raising of capital. As of June 30, 2010, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deiing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation internet based semantic search and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	GENERAL INFORMATION - Continued

As of June 30, 2010, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. As of June 30, 2010 we are completing data analysis of independent testing completed on FireSafe. Results of this analysis, expected to be completed in 2010, will determine the next course of action.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2010 and for the period from April 26, 2006 (date of inception) to June 30, 2010. Operating results for the six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Since inception through June 30, 2010, the Company had an accumulated deficit of $8,000,708 and net cash used in operations of $2,093,877. However, management of the Company believes that the funding during 2010 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow it to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2011. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2010, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at June 30, 2010 is $266.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended June 30, 2010 and 2009, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2010 and 2009, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Share-Based Payments:

In accordance with ASC 718-10 “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. As the Company did not issue any employee SBP, there is no compensation cost recognized in the accompanied consolidated financial statements.

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

Recent Accounting Pronouncements:

In April 2010, the FASB issued Update No. 2010-17 “Revenue Recognition—Milestone Method” (“2010-17”). The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.

In April 2010, the FASB issued Update No. 2010-13 “Compensation—Stock Compensation” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events” (“2010-09”). The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective immediatelly.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 -	OTHER RECEIVABLES

	June 30, 2010	December 31, 2009

VAT reclaimable	$10,328	$10,595
Short term loan	4,296	-
Other	6,445	9,115
Total	$21,069	$19,710

NOTE 4 -	RESEARCH AND DEVELOPMENT (“R&D”)

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan amount has been provided by May 31, 2009. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. As of January 15, 2009 the Company maintains a minority 40% equity in in4 Ltd. Since capitalization of the loan to equity, as of March 31, 2010 the Company has provided an additional $333,000 loan to in4 which was converted into equity during the second quarter of 2010, along with an increase of the equity of in4 Ltd by a private investor. After capitalization of the loan, the Company has 38.5% equity in in4 Ltd.

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the Company's investment in in4 and in FireLESS of approximately $5,000 and $900, respectively, and loans to in4 of approximately $604,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with ASC 730-10-25 "Research and Development Arrangements".

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -	FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009

Machinery and equipment	$55,121	$68,357
Vehicles	389,566	483,108
Office equipment	60,131	74,570
Software and website registration rights	-	32,419
Total	504,818	658,454
Less: Accumulated depreciation and amortization	(203,077)	(204,703)
Net property and equipment	$301,741	453,751

The net book value of fixed assets under capital lease amount to $257,514 and $358,543 at June 30, 2010 and at December 31, 2009, respectively.

NOTE 6 -	NOTE PAYABLE

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at June 30, 2010). Interest expense in connection with such note amounted to $36,841 and $33,998 for the year ended at June 30, 2010 and at December 31, 2009, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

During 2010, the Company rescheduled the capital lease agreements by extending the maturity of 2 contracts to 80 months.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2010:

For the year ending June 30, 2010	Amounts

2010	$35,589
2011	71,445
2012	71,445
2013	70,268
2014	21,951
Total minimum lease payments	$270,698

Less: amounts representing interest	$37,635

Present value of net minimum lease payments	$233,063
Less: current portion	48,679

Long term liability	$184,384

NOTE 8 -	STOCKHOLDERS’ EQUITY

Private placements

During the first half of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,470,000 shares of its common stock at $0.10 for aggregate proceeds of $147,000, and sold 62,500 shares of its common stock at $0.08 for a proceeds of $5,000.

In February 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 shares of its common stock at $0.12 for aggregate proceeds of $7,701.

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

In June 2010, the Company entered into an agreement with two professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued to them 20,000 shares of the Company’s common stock. These share issuances were recorded at $0.1 per share in the total amount of $2,000 and the related expense was recorded under general administration.

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

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2010,respectively and $467,501 for the period from April 26, 2006 (date of inception) to June 30, 2010, in accordance with ASC 505-50 and ASC 718-10.

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

Other agreements

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

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at June 30, 2010, the maximum number of shares that could be sold under this agreement is approximately 62,500,000 shares.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2010 and $150,000 for the period from April 26, 2006 (date of inception) to June 30, 2010, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended June 30, 2010 and December 31, 2009, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to June 30, 2010, in accordance with ASC 505-50.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

Stock based compensations

During the second quarter of 2010, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 100,000 shares of the Company’s restricted common stock of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. As part of the agreement Mr. Kun was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Gene Guhne, who is to serve as Director of the company on a going forward basis. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

As consideration for the above services, the Company issued an aggregate of 540,000 shares of the Company’s common stock. These share issuances were recorded at $0.1 per share in the total amount of $54,000 in accordance with measurement date principles prescribed under FAS 123 (R).

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to June 30, 2010, in accordance with ASC 505-50 and ASC 718-10.

Reverse merger

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -	SUBSEQUENT EVENTS

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through June 30, 2010, we have had only limited operations and acquired rights to eleven  technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. All of these technologies are still in the development stage (see Note 4). As of June 30, 2010, the Company has only realized limited revenues from the TothTelescope project and has not realized any revenues from the other inventions.

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

During the first half of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,470,000 shares of its common stock at $0.10 for aggregate proceeds of $147,000, and sold 62,500 shares of its common stock at $0.08 for a proceeds of $5,000.

In February 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 shares of its common stock at $0.12 for aggregate proceeds of $7,701.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

On May 3, 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 95,000 shares of its common stock at $0.10 for aggregate proceeds of $9,500.

On June 30, 2010, the Company had a deficit in working capital of $455,530.

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

As of June 30, 2010 we have completed an independent technology testing and verification process with FireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis in the third quarter of 2010 and report on results when they become available.

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

As of June 30, 2010 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. We continue to review our options as to using this agreement in the future, if and when it would serve the best interest of the company and our shareholders.

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

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd or RiverPower. As of June 30, 2010, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Since inception through June 30, 2010, the Company had an accumulated deficit of $8,000,708 and net cash used in operations of $2,093,877. However, management of the Company believes that the funding from private placements in 2010 of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2011. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements included in this form 10-Q do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Index

ITEM 2 – PLAN OF OPERATION (Continued)

Recent Accounting Pronouncements

In April 2010, the FASB issued Update No. 2010-17 “Revenue Recognition—Milestone Method” (“2010-17”). The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.

In April 2010, the FASB issued Update No. 2010-13 “Compensation—Stock Compensation” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events” (“2010-09”). The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective immediatelly.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

Index

ITEM 2 – PLAN OF OPERATION (Continued)

Results of Operations

Six Months Period Ended June 30, 2010 compared to Six Months Period Ended June 30, 2009

Revenue

For the six months ended June 30, 2010 and 2009, we had no revenues.

General, selling and administrative expenses

For the six months ended June 30, 2010 general, selling and administrative expenses were $117,193 as compared to $733,281 for the six months ended June 30, 2009. The decrease in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

The translation of  our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of June 30, 2010, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 187.7 HUF/USD as of December 31, 2009, to 232,77 HUF/USD as of June 30, 2010, an approximate 24% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2010 and 2009 were 207.76 and 200.19, respectively.

Index

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the corth hearing on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. At the second hearing on this issue in January of 2010, the judge requested that we supply him with proof, in the form of receipts, the amount we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. As of June 30, 2010 we have submitted all required proof on our financial expenditures. To this date we have not been approached by Janos Salca to find a mutually amicable soliton. The Judge has set the final hearing on this issue to be conducted in September of 2010.

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

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first half of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,470,000 shares of its common stock at $0.10 for aggregate proceeds of $147,000, and sold 62,500 shares of its common stock at $0.08 for a proceeds of $5,000.

In February 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 shares of its common stock at $0.12 for aggregate proceeds of $7,701.

In June 2010, the Company entered into an agreement with two professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued to them 20,000 shares of the Company’s common stock. These share issuances were recorded at $0.1 per share in the total amount of $2,000 and the related expense was recorded under general administration.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 100,000 shares of the Company’s restricted common stock of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. As part of the agreement Mr. Kun was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Gene Guhne, who is to serve as Director of the company on a going forward basis. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

As consideration for the above services, the Company issued an aggregate of 540,000 shares of the Company’s common stock. These share issuances were recorded at $0.1 per share in the total amount of $54,000 in accordance with measurement date principles prescribed under FAS 123 (R).

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: August 13, 2010	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended June 30, 2010
Index to Exhibits Filed

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.