Form 10-K/A
period 2009-12-31
Power of The Dream Ventures Inc
filed 2010-11-05
CIK 1377888

United States
Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1 to

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10-K

December 31, 2009

Explanatory Note: We are filing this amendment to our Annual Report on Form 10-K to respond to SEC Comments dated October 22, 2010.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events.. Accordingly, this amendment should be read in conjunction with the original Form 10-K and our other reports filed with the SEC subsequent to the filing of our original Form 10-K, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

The Company’s Products

From inception through December 31, 2009, the Company primarily focused on the raising of capital. As of December 31, 2010, the Company manages eight technologies: RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

A detailed analysis of these technologies is as follows:

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

Even though we believe that an eventual verdict will be rendered in our favor, until such time we have elected to place on hold further development of RiverPower. Our current financial resources are better optimized on completing our iGlue software development. If and when the final verdict of this case is made in our favor, we will resume development of RiverPower.

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

Upon successful launch we will aim to provide free and value added services of iGlue, generating revenue from subscribers, advertising fees and technology licenses iGlue is the revolution of meaning. It not only helps us understand information on the Internet better, but it also makes the Net understand us and adapt to us. iGlue uses entities, not words, as its primarily medium.

We are developing iGlue to be an integrated online content manager and search engine that goes beyond today’s widespread, language-dependant search mechanisms based on identifying character strings. iGlue identifies and manages entities, not keywords. Whether he is called Alejandro Magno, Büyük İskender or Lissandru lu Granni, these names all refer to the same person: Alexander the Great, and most likely we would like to find information about the person himself. This is the principle iGlue uses to manage entities appearing in web content, and it will find relevant information even if the given element appears in a form that is different from what we used in launching the search.

The most common model for connecting data on the web has been hyperlinking, which takes you not to the content element but to the web page that contains it. A hyperlink is one-directional, it points to one location and only works with net addresses. As an improvement on the hyperlink, iGlue has developed the hyperdata model. In this system, elements of syntactic value are linked with each other and any element of a web page, whether it is a word, image or a piece of data, can become an information-rich junction.

    Some of the main features of the hyperdata model include:

●	locally displayed information about the entity

Index

●	identifying entities instead of character strings

●	directly pointing to entities instead of IP addresses

●	context sensitivity – working with network-based applications, such as map viewers, calendars, media players

●	a relation system trackable in either direction

●	option to choose several destinations from one junction

●	no need for built-in linking, the application is capable of mapping the entity’s relational structure according to customized preferences

●	entity-level relevance, handling of homonyms and synonyms, i.e., the application is able to recognize whether the word “smith” is a proper name or an occupation

iGlue is capable of mobilizing and interpreting simple character strings thereby entering them into the web’s semantic circulation. Using iGlue, any element of a blog, database or news portal can be turned into an information junction by the click of a mouse!

    The database’s main features include:

●	collaborative editing

●	free usage and accessibility

●	manages the semantic relations of information

●	open architecture to cooperate with other systems

●	duplication and error filtering aided by automated mechanisms

●	multi-lingual text handling

●	manages resources and resource hierarchies

●	feedback-based quality control

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

In the third quarter of 2009 we have terminated the employment agreement of our Chief Technology Officer, Mihaly Zala. The termination was on good terms and its primary purpose was to streamline company operations and conserve available resources.

Index

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

The Company’s Website and Access to Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission (“SEC”) on our website, www.powerofthedream.com. Our website’s content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

You may read and copy materials we file with the SEC on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.

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

As of December 31, 2009, we had $9,726 of cash and $480,125 in current obligations. In addition, we anticipate our new operating expenses to be between $300 - $400,000 for year 2010.  We do not have sufficient resources to satisfy our current obligations nor to fund our planned operations for the next 12 months. We  will require additional financing to sustain our operations and without it we will not be able to continue operations.

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

On May 12, 2009 we were presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us by Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology. On June 22, 2009 our Legal Counsel attended the court hearing (the hearing took place at Metropolitan Court, Budapest) on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working towards a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010 (hearing took place at Metropolitan Court, Budapest.) In this hearing the judge asked Janos Salca to withdraw his claims and Us to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010, also the be held at Metropolitan Court in Budapest. As of this date we have not heard from Janos Salca on his willingness to discuss his withdrawal of his claim.

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

It is our opinion that Mr. Salca’s case is without merit, and we are asking the court to dismiss it as such, and to oblige Mr. Salca repayment of legal expenses incurred during this hearing. We do not foresee it having any effect on our continued development RiverPower. However we cannot guarantee that the technology will ever be commercialized if at any phase of its development we learn that the power output anticipated can not be achieved and RiverPower cannot provide an economical solution for power generation. Our continued investigation will shed light on this in the first half of 2010.

ITEM 4.	RESERVED

None.

Index

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further elsewhere in this annual report and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Index

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

Index

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

Index

On February 5, 2009 we entered into restricted stock agreements with certain of our employees, pursuant to which we granted a total of 760,000 shares of restricted common stock.  The shares will vest in installments, with all shares vesting by the end of 2009. The total value of these shares is $280,000 based on a share price of $0.40, and the entire amount was recognized as an expense in 2009. As shares are vesting by the end of 2009, an originally issued 60,000 was forfeited due to the termination of the contract with Mihaly Zala.

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

Index

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

Index

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

As of December 31, 2009 we had $9,726 of cash and $480,125 in current obligations. In addition, we anticipate our new operating expenses to be between $300 - $400,000 for year 2010. We do not have sufficient funds to satisfy our current obligations nor to fund operations for the next 12 months. Our current expenditures of approximately $50,000 per month consist of funding research and development efforts primarily related to our internet search and content organizer application iGlue, paying for legal and audit expenses related to our public status and funding ongoing monthly Company operating expenses. In order to reduce our financial footprint and address the deficiency we are consolidating our monthly operating expenses, reducing them to the much more manageable $30,000 range. Monthly operating expense reduction will be due to reduced operating expenses, better utilization of research and development expenditures, raising of third party capital for iGlue and through the reduction in operating personnel

We anticipate our new operating expenses to be between $300 - $400,000 for year 2010. We believe we can raise these funds through the sale of our common stock to accredited investors in Hungary.

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

Index

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

Index

Effective January 1, 2009, the Company adopted ASC 470-20 “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)”. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of ASC 470-20 did not have a material impact on our financial position, results of operations or cash flows.

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

Our internal control over financial reporting includes those policies and procedures that:
☐	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Index

☐
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

ITEM 9B.	OTHER INFORMATION

2008 Annual Base Salary Rates

On October 25 2007, the Board of Directors approved annual base salary rates for the following executives:

Name and Position	2009 Annual Base Salary Rate

Viktor Rozsnyay*	8,600
Chairman, President and Chief Executive Officer
Daniel Kun, Jr.	8,600
Vice President
Ildiko Rozsa	18,000
Chief Financial Officer
Mihaly Zala	38,839
Chief Technology Officer
Szilvia Toth	25,000
Chief Accounting Officer

*Director of the Company

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

On August 24, 2007, the Board of Directors of the Company appointed Mr. Mihaly Zala to serve as Chief Technology Officer of the Company. As an extension of the appointment, on February 5, 2009, the Company granted 120,000 restricted stock units to Mr. Zala, vesting in equal installments on a quarterly basis up to December 31, 2009. On July 1, 2009 the company terminated the employment agreement of Mihaly Zala, and recalled 60,000 shares of unvested common stock and returned it to the authorized but unissued stock of the Company, The employment agreement was terminated on mutually agreed upon terms.

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

Viktor Rozsnyay has served as the Chairman, President & Chief Executive Officer of the Company since April 5, 2007. From April 2006 to present, Mr. Rozsnyay has been a Manager of Vidatech Kft., a Hungarian company focused on the acquisition of technologies developed in Hungary, of which he was a founder; Vidatech is now our wholly owned Hungarian subsidiary. From 2004 to 2006 Mr. Rozsnyay was engaged in researching and establishing the foundation of Vidatech. From 2001 to 2004, he was the Founder and Chief Operating Officer of 10Charge, Inc., an ISSO R&D spin-off company formed to commercialize 10 minute battery charging technology, a product Mr. Rozsnyay and his former partners invented and patented. 10Charge, Inc. was a full SEC reporting company until it was acquired by US investors. Mr. Rozsnyay was the primarily person responsible for organizing and completing a reverse merger for 10Charge, Inc. Prior thereto, Mr. Rozsnyay was the Founder and Managing Director of ISSO R&D Kft., an aerospace research company based in the Republic of Hungary, pursuing advanced aerospace propulsion research. Mr. Rozsnyay attended the Jozsef Katona Technical College in Budapest, graduating in 1989.

Index

Mr. Rozsnyay’s unique expertise in Hungary of US public company operations and requirements and as our Founder and CEO make him the perfect and only choice to fulfill the Chairman of the Board position.

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

Eugene L. Guhne has served as a member of the Board of Directors of the Company since March 4, 2008.  Mr. Guhne joined the Company on April 26, 2007 when he was appointed to serve as a member of our Advisory Board. Mr. Guhne has served as Vice President, Sales of Ultimate Software, Inc. (NASDAQ: ULTI) since November 1999. From February 1998 to November 1999, Mr. Guhne served as Director of Sales, Mid-Atlantic Division of Ultimate Software, Inc. Prior to joining Ultimate Software, Inc., from 1992 to 1998, Mr. Guhne was the President of The Ultimate Software Group of the Carolinas, Inc. and the Vice President of The Ultimate Group of Virginia, Inc., a reseller of Ultimate Software which was acquired by it in March 1998. From 1987 to 1992, Mr. Guhne served in various positions at ADP, where his most recent position was Director of Sales. Mr. Guhne is a shareholder and Director of the Company.

Index

Mr. Guhne’s over a decade experience in public company operations and requirements warrant his as a Director of the company. His experience in technology (software) and extensive (almost two decades) knowledge of marketing also serve the Company will as we work toward commercializing Hungarian technologies.

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

Company records show that the following officers, Directors or beneficial owner of more than ten percent of Our common stock have failed to file timely:

-	Daniel Kun, Jr., Vice President, has failed to file one Form 4 following a grant of 200,000 shares of common stock.

-	Ildiko Rozsa, Chief Financial Officer, has failed to file one Form 4 following a grant of 120,000 shares of common stock.

-	Szilvia Toth, Chief Accounting Office, has failed to file one Form 4 following a grant of 120,000 shares of common stock.

-	Mihaly Zala, Chief Technology Officer, has failed to file one Form 4 following a grant of 120,000 shares of common stock.

-	Gene Guhne, Director of the Company, has failed to file one Form 4 following a grant of 100,000 shares of common stock.

Index

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2009, of those persons who were, at December 31, 2009, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2009 compensation exceeded $50,000.

SUMMARY COMPENSATION TABLE*
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Viktor Rozsnyay	2008	13,006		500,000					513,006
President & CEO	2009	8,600		0					8,600
Daniel Kun	2008	21,850		500,000					521,850
Vice President	2009	8,600		80,000					88,600
Ildiko Rozsa Chief	2008	25,148		300,000					325,148
Financial Officer	2009	18,000		48,000					66,000
Mihaly Zala Chief	2008	38,839		300,000				17,000	355,839
Technology Officer	2009
Szilvia Toth Chief	2008	41,158		100,000					141,158
Accounting Officer	2009	25,000		48,000					73,000
Total	2008	140,001		1,700,000				17,000	1,857,001
	2009	60,200		176,000					236,200

* The amounts in the stock awards column represent the full grant date fair value determined in accordance with ASC 718. The grant date fair value of the awards was based on the market price of the stock at the commitment date of the agreements. See also Note 8 of the financial statements for additional information on these awards.

DIRECTORS’ COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Guhne	2008
Director	2009	40000							40000

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

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

	Common Stock
	Number of shares	Percent of Class

Ildiko Rozsa (1)	425,555	*
Szilvia Toth (2)	220,000	*
Mihaly Zala (3)	310,000	*
Gene Guhne (4)	1,100,000	2.24%
Mary Passalaqua (5)	2,500,000	5.21%
Daniel Kun, Jr. (6)	14,190,000	29%
Viktor Rozsnyay (7)	13,455,500	27.%
Daniel Kun, Sr. (8)	2,550,000	5.21%

Total	34,441,000	68.66%

●	Less than 1%
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

Director Independence

Each of the directors qualify as “independent” under the NASDAQ rules, except for Viktor Rozsnyay who serves as President & CEO of the Company. The NASDAQ independence definition includes objective measures that disqualify a director from being independent, including whether the director is an employee of the company or has engaged in various types of business dealings with the company. These objective measures assist our board of directors in making determinations of director independence under the NASDAQ rules. Our board of directors makes a determination regarding the independence of each director annually based on all relevant facts and circumstances.

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

Index

PART IV

ITEM 14.	EXHIBITS

Exhibit No.	Description of Exhibit.

3.1	Original Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 17, 2006*
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on April 12, 2007**
3.3	Bylaws of the Registrant*
3.4	Form of Subscription Agreement of the Registrant***
3.5	Restricted Stock Agreement for Gene Guhne***
3.6	Consultation Agreement for Berta Olah***
3.7	Employee Restricted Stock Agreements***

23.2	Consent of BDO Kontroll Ltd.***
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to Form 8-K Current Report, as filed with the U.S. Securities & Exchange Commission on October 14, 2008, and incorporated herein by reference.

** Filed as an exhibit to Form 8-K Current Report, as filed with the U.S. Securities & Exchange Commission on October 14, 2008, and incorporated herein by reference.

*** Filed as an exhibit to Form 10-K, as filed with the U.S. Securities & Exchange Commission on March 31, 2010, and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: November 5, 2010	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

/s/ Szilvia Toth
Chief Accounting Officer

/s/ Gene Guhne
Member of the Board of Directors

Index

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2009	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009 and 2008	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2009	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7 to F-22

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008, and the other half due once independent testing and verification of the technology completed, but no later than June 31, 2009. The received amount was recorded as a liability in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with with ASC 730-10-25 “Accounting for Research and Development Costs (See also Note 4).

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

Effective January 1, 2009, the Company adopted ASC 470-20 “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)”. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of ASC 470-20 did not have a material impact on our financial position, results of operations or cash flows.

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

Since the repayment of loans, advances and other investment is contingent on the results of the R&D of iGlue having future economic benefit, management has expensed the Company’s investment in in4 and in FireLESS of approximately $5,000 and $900, respectively, and loans to in4 of approximately $310,000 as R&D in the accompanying condensed consolidated statements of operations, in accordance with ASC 730-10-25 “Research and Development Arrangements”.

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