Form 10-Q/A
period 2010-03-31
Power of The Dream Ventures Inc
filed 2010-11-05
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amendment No 1
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	48,916,291
(Class)	(Outstanding at May 14, 2010)

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
March 31, 2010

Page
PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At March 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2010	3

Condensed Consolidated Statements of Stockholders’ Equity For the Three Months Ended March 31, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2010	4

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2010	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2 – PLAN OF OPERATION	27

ITEM 3 – CONTROLS AND PROCEDURES	36

PART II – OTHER INFORMATION	37

ITEM 1 – LEGAL PROCEEDINGS	37

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

ITEM 5 – OTHER INFORMATION	39

ITEM 6 – EXHIBITS	40

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS

Current Assets
Cash		$2,426	$9,726
Other receivables	3	19,673	19,710
Total Current Assets		22,099	29,436

Fixed assets, net	5	405,848	453,751
Total Assets		$427,947	$483,187

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$312,023	$225,150
Capital leases payable, current portion	7	58,573	60,035
Note payable	6	195,000	195,000
Total Current Liabilities		565,596	480,185

Long term liabilities
Capital leases payable, less current portion	7	228,037	252,156
Total Long Term Liabilities		228,037	252,156

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 48,916,291 shares issued and outstanding	8	4,892	4,886
Additional Paid-In Capital		7,481,341	7,471,146
Deficit accumulated during development stage		(7,892,663)	(7,754,624)
Other Comprehensive Income		40,744	44,438
Unearned Compensation		—	(15,000)
Total Stockholders’ Equity		(365,686)	(249,154)

Total liabilities and stockholders’ equity		$427,947	$483,187

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended March 31, 2010	Three Months ended March 31, 2009	For the Period from April 26, 2006 (date of inception) to March 31, 2010

Net Sales		$—	$—	$5,833
Cost of Sales		—	—	(3,711)

Gross margin		—	—	2,122

Materials and services		2,784	4,421	64,518
General administration		53,835	478,332	6,105,588
Research and development	4	22,759	39,918	797,566
Personnel expenses		21,477	28,057	324,585
Depreciation and amortization	5	28,869	29,211	292,128
Other expenses, net		—	128	8,205
Operating expenses		129,724	580,067	7,592,590

Loss from operations		(129,724)	(580,067)	(7,590,468)

(Interest expense)/ interest income and exchange (losses)/ gains		(8,315)	(811)	(50,227)

Loss before provision (benefit) for income taxes		(138,039)	(580,878)	(7,640,695)

Income taxes		—	—	(1,205)

Net loss		$(138,039)	$(580,878)	$(7,641,900)
Basic and Diluted loss per share		$(0.00)	$(0.01)

Weighted average number of shares outstanding – Basic and diluted		48,851,291	42,949,502

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	3,330		10,670			14,000

Contributed Capital				96,100			96,100

Currency Translation Adjustment					4,151		4,151	4,151

Net loss for the period			(35,100)				(35,100)	(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	—	79,151	(30,949)

Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 8)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 8)	1,875,000	188		637,313		(467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 8)	100,000	10		33,990			34,000

Private placement at $2.5 per share (See Note 8)	104,000	10		259,990			260,000

Shares issued for stock based compensation at $2.5 per share (See Note 8)	1,036,000	104		2,589,896		(2,590,000)	—

Amortization of Unearned Compensation						1,124,932	1,124,932

Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,006,473)

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832
Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	—

Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	—

Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	—
Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			—

Amortization of Unearned Compensation						3,018,710	3,018,710

Currency Translation Adjustment					36,465		36,465	36,465

Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)

Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)

The accompanying notes form an integral part of these consolidated financial statements.

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	—

Private placement for $0.2 per share	111,110	11		22,211			22,222

Private placement for $0.16 per share	175,000	18		27,982			28,000

Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000

Amortization of Unearned Compensation						728,458	728,458

Currency Translation Adjustment					17,823		17,823	17,823

Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)

Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)

Private placement for $0.12 and $0.1 per share		6		10,195			10,201

Amortization of Unearned Compensation						15,000	15,000

Currency Translation Adjustment					(3,694)		(3,694)	(3,694)

Net loss for the period			(138,039)				(138,039)	(138,039)

Balance at March 31, 2010	48,851,291	$4,892	$(7,892,663)	7,481,341	$40,744	$—	$(365,686)	$(141,733)

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended March 31, 2010	For the period ended March 31, 2009	Cumulative from April 26, 2006 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,039)	$(580,878)	$(7,641,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	15,000	410,562	4,887,100
Issue of shares for legal services	—	—	210,000
Recapitalization under reverse merger		—	(250,763)
Issue of shares for research and development	—	—	34,000
Depreciation and amortization	28,869	29,211	292,128
	(94,170)	(141,105)	(2,469,435)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	37	(16,003)	(19,673)
Increase in accounts payable and accrued liabilities	86,873	(28,135)	562,023

Net cash used in operating activities	(7,260)	(185,243)	(1,927,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,547)	(87,033)	(411,366)
Net cash used in investing activities	(6,547)	(87,033)	(411,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	—	—	149,835
Repayment of notes	—	—	(55,000)
Proceeds from sale of common stock	10,201	—	2,215,718
Net cash from financing activities	10,201	—	2,310,553

Effect of exchange rate changes on cash	(3,694)	(10,008)	30,324

Net increase / (decrease) in cash	(7,300)	(282,284)	2,426

Cash at beginning of period	9,726	650,945	—

Cash at end of period	$2,426	$368,661	$2,426

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions	—	—	$3,061,100
Issuance of shares for services
Issuance of shares for liabilities assumed under reverse merger	—	—	$250513
Issuance of stock based compensation shares	—	—	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	—	$394,462	$406,558

Cash paid for:
Interest	—	—	40,980
Taxes	—	—	—

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

INDEX

ITEM 2 – PLAN OF OPERATION (Continued)

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We chose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that our management believes to be critical to understanding the results of our operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are as those described in the Form 8-K of the Company filed on April 16, 2007 for the year ended December 31, 2006 with the SEC and as amended on August 30, 2007 and as follows.

Research and Development:

In accordance with ASC 730-10-25, “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the investment and advances in subsidiary, associate or other entity where repayment from such subsidiary, associate or entity solely on the results of the research and development having future economic benefit, the investment and advance is accounted for as costs incurred by the Company as research and development in accordance with ASC 730-20-25 “Research and Development Arrangements”.

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

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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