Form 10-Q/A
period 2010-06-30
Power of The Dream Ventures Inc
filed 2010-11-05
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amendmenet No. 1
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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six months ended June 30, 2009	For the Period from April 26, 2006 (date of inception) to June 30, 2010

Net Sales		$—	$—	$—	$—	$5,833
Cost of Sales		—	—	—	—	(3,711)

Gross margin		—	—	—	—	2,122

Materials and services		4,046	3,805	6,830	8,226	68,564
General administration		63,358	254,949	117,193	733,281	6,168,946
Research and development	4	(13,853)	49,001	8,906	88,919	783,713
Personnel expenses		20,053	27,851	41,530	55,908	344,638
Depreciation and amortization	5	20,592	28,057	49,461	57,268	312,720
Other expenses, net		6,592	3,286	6,592	3,414	14,797
Operating expenses		100,788	366,949	230,512	947,016	7,693,378

Loss from operations		(100,788)	(366,949)	(230,512)	(947,016)	(7,691,256)

(Interest expense)/ interest income and exchange (losses)/ gains		(7,257)	(14,573)	(15,572)	(15,384)	(57,484)

Loss before provision (benefit) for income taxes		(108,045)	(381,522)	(246,084)	(962,400)	(7,748,740)

Income taxes		—	800	—	800	(1,205)

Net loss		$(108,045)	$(382,322)	$(246,084)	$(963,200)	$(7,749,945)
Basic and Diluted loss per share		$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding – Basic and diluted		49,816,993	48,622,434	49,593,063	48,455,402

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated Deficit During Developmental Stage

				Additional Paid In Capital	Other Comprehensive Income
	Common	Stocks				Unearned Compensation		Comprehensive Income/ (Loss)
	Shares	Amount					Total

Issuance of common stock	33,300,000	3,330		10,670			14,000

Contributed Capital				96,100			96,100

Currency Translation Adjustment					4,151		4,151	4,151

Net loss for the period			(35,100)				(35,100)	(35,100)

Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	—	79,151	(30,949)

Contributed Capital				53,735			53,735

Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)

Private placement of shares at $0.34 per share (See Note 8)	2,250,000	225		764,775			765,000

Shares issued for services at $0.34 per share (See Note 8)	1,875,000	188		637,313		(467,501)	170,000

Shares issued for research and development at $0.34 per share (See Note 8)	100,000	10		33,990			34,000

Private placement at $2.5 per share (See Note 8)	104,000	10		259,990			260,000

Shares issued for stock based compensation at $2.5 per share (See Note 8)	1,036,000	104		2,589,896
						(2,590,000)	—
Amortization of Unearned Compensation
						1,124,932	1,124,932
Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)

Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,006,473)

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation		Comprehensive Income/ (Loss)

	Common	Stocks
	Shares	Amount					Total
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832

Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	—

Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	—

Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	—
Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			—

Amortization of Unearned Compensation						3,018,710	3,018,710

Currency Translation Adjustment					36,465		36,465	36,465

Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)

Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)

The accompanying notes form an integral part of these consolidated financial statements.

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation		Comprehensive Income/ (Loss)

	Common	Stocks
	Shares	Amount					Total

Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	—

Private placement for $0.2 per share	111,110	11		22,211			22,222

Private placement for $0.16 per share	175,000	18		27,982			28,000

Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000

Amortization of Unearned Compensation						728,458	728,458

Currency Translation Adjustment					17,823		17,823	17,823

Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)

Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)

Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Shares issued for stock based compensation at $0.1 per share (See Note 8)

Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	—

Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	—

Amortization of Unearned Compensation						42,068	42,068

Currency Translation Adjustment					(44,704)		(44,704)	(44,704)

Net loss for the period			(246,084)				(246,084)	(246,084)

Balance at June 30, 2010	51,008,791	$5,101	$(8,000,708)	7,686,632	$(266)	$(28,932)	$(338,173)	$(290,788)

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended June 30, 2010	For the period ended June 30, 2009	Cumulative from April 26, 2006 (date of inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,084)	$963,200	$(7,749,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	42,068	570,457	4,914,168
Issue of shares for services	—	40,000	210,000
Recapitalization under reverse merger			(250,763)
Issue of shares for research and development	—	—	34,000
Depreciation and amortization	49,461	57,268	312,720
	(154,555)	(295,475)	(2,529,820)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	(1,359)	(11,509)	(21,069)
Increase in accounts payable and accrued liabilities	36,862	(60,052)	457,012

Net cash used in operating activities	(119,052)	(367,036)	(2,093,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(43,001)	(381,398)
Net cash used in investing activities	—	(43,001)	(381,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	—		149,835
Repayment of notes	—	—	(55,000)
Proceeds from sale of common stock	159,701	—	2,364,718
Net cash from financing activities	159,701	—	2,459,553

Effect of exchange rate changes on cash	(21,283)	3,439	44,814

Net increase / (decrease) in cash	19,366	(406,598)	29,092

Cash at beginning of period	9,726	650,945	—

Cash at end of period	$29,092	$244,347	$29,092

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	20,000	$100,000	$3,081,100
Issuance of shares for liabilities assumed under reverse merger	—	—	$250513
Issuance of stock based compensation shares	54,000	304,000	$2,644,000
Purchase of fixed assets through the assumption of capital lease obligations	—	—	$406,558

Cash paid for:
Interest	—	—	40,980
Taxes	—	800	—

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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -        OTHER RECEIVABLES

	June 30, 2010	December 31, 2009

VAT reclaimable	$10,328	$10,595
Short term loan	4,296	—
Other	6,445	9,115
Total	$21,069	$19,710

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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 -        FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009

Machinery and equipment	$55,121	$68,357
Vehicles	389,566	483,108
Office equipment	60,131	74,570
Software and website registration rights	—	32,419
Total	504,818	658,454
Less: Accumulated depreciation and amortization	(203,077)	(204,703)
Net property and equipment	$301,741	453,751

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