Form 10-Q
period 2010-09-30
Power of The Dream Ventures Inc
filed 2010-11-15
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	51,231,791
(Class)	(Outstanding at November 15, 2010)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
September 30, 2010

Page

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At September 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations For the Nine Months Ended September 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2010	3

Condensed Consolidated Statements of Stockholders’ Equity For the Nine Months Ended September 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2010	4

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2010	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3 – CONTROLS AND PROCEDURES	37

PART II – OTHER INFORMATION	37

ITEM 1 – LEGAL PROCEEDINGS	37

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4 – REMOVED AND RESERVED	40

ITEM 5 – OTHER INFORMATION	40

ITEM 6 – EXHIBITS	41

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS

Current Assets
Cash		$3,019	$9,726
Other receivables	3	15,006	19,710
Total Current Assets		18,025	29,436

Fixed assets, net	5	335,956	453,751
Total Assets		$353,981	$483,187

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$284,864	$225,150
Capital leases payable, current portion	7	58,360	60,035
Note payable	6	195,000	195,000
Total Current Liabilities		538,224	480,185

Long term liabilities
Capital leases payable, less current portion	7	201,541	252,156
Total Long Term Liabilities		201,541	252,156

Stockholders’ Equity

Preferred stock, $0.0001 par value,10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 51,008,791 shares issued and outstanding	8	5,123	4,886
Additional Paid-In Capital		7,798,110	7,471,146
Deficit accumulated during development stage		(8,119,437)	(7,754,624)
Other Comprehensive Income		11,351	44,438
Unearned Compensation		(80,931)	(15,000)
Total Stockholders’ Equity		(385,784)	(249,154)

Total liabilities and stockholders’ equity		$353,981	$483,187

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine months ended September 30, 2009	For the Period from April 26, 2006 (date of inception) to September 30, 2010

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122
Materials and services		3,555	4,090	10,385	12,316	72,119
General administration		62,691	109,809	179,884	843,090	6,231,637
Research and development	4	32	77,100	8,938	166,019	783,745
Personnel expenses		20,287	25,960	61,817	81,868	364,925
Depreciation and amortization	5	23,600	30,654	73,061	87,922	336,320
Other expenses, net		60	7,778	6,652	11,192	14,857
Operating expenses		110,225	255,391	340,737	1,202,407	7,803,603
Loss from operations		(110,225)	(255,391)	(340,737)	(1,202,407)	(7,801,481)
(Interest expense)/ interest income and exchange (losses)/ gains		(8,504)	12,646	(24,076)	(2,738)	(65,988)
Loss before provision (benefit) for income taxes		(118,729)	(242,745)	(364,813)	(1,205,145)	(7,867,469)
Income taxes		-	38	-	838	(1,205)
Net loss		$(118,729)	$(242,783)	$(364,813)	$(1,205,983)	$(7,868,674)
Basic and Diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding – Basic and diluted		51,127,584	48,565,181	50,086,260	48,413,643

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

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
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	-
Private placement for $0.2 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8)	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)
Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Private placement for $0.5 per share (See Note 8)	70,000	7		34,993			35,000
Shares issued for services at $0.5 per share (See Note 8)	153,000	15		76,485		(76,500)	-
Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	-
Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	-
Amortization of Unearned Compensation						66,569	66,569
Currency Translation Adjustment					(33,087)		(33,087)	(33,087)
Net loss for the period			(364,813)				(364,813)	(364,813)
Balance at September 30, 2010	51,231,791	$5,123	$(8,119,437)	7,798,110	$11,351	$(80,931)	$(385,784)	$(397,900)

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Notes	For the period ended September 30, 2010	For the period ended September 30, 2009	Cumulative from April 26, 2006 (date of inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(364,813)	$(1,205,399)	$(7,868,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation		66,569	649,457	4,938,669
Issue of shares for services		-	40,000	210,000
Recapitalization under reverse merger				(250,763)
Issue of shares for research and development		-	-	34,000
Depreciation and amortization		73,061	87,922	336,320
		(225,183)	(428,604)	(2,599,448)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets		4,704	(682)	(15,006)
Increase in accounts payable and accrued liabilities		59,714	(70,127)	479,864

Net cash used in operating activities		(160,765)	(499,413)	(2,134,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets		-	(48,699)	(412,375)
Net cash used in investing activities		-	(48,699)	(412,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders		-		149,835
Repayment of notes		-	-	(55,000)
Proceeds from sale of common stock		194,701	-	2,399,718
Net cash from financing activities		194,701	-	2,494,553

Effect of exchange rate changes on cash		(40,643)	(15,980)	55,431

Net increase / (decrease) in cash		(6,707)	(564,092)	3,019

Cash at beginning of period		9,726	650,945	-

Cash at end of period		$3,019	$86,853	$3,019

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services		20,000	$100,000	$3,081,100
Issuance of shares for liabilities assumed under reverse merger		-	-	$250513
Issuance of stock based compensation shares		54,000	280,000	$2,644,000
Purchase of fixed assets through the assumption of capital lease obligations		-	-	$406,558

Cash paid for:
Interest		-	-	40,980
Taxes		-	800	-

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

Business

The Company is engaged in the acquisition, development, licensing and commercialization of and the investment in, directly or through business acquisitions, technologies developed in Hungary. In furtherance of its business, the Company provides research and development services to the companies, inventors from whom it acquires technologies or participation interests in technologies. A goal of the Company is to support research and development activities and to sell the products of inventions to the technological market

From inception through September 30, 2010, the Company primarily focused on the raising of capital. As of September 30, 2010, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation internet based semantic search and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION - Continued

As of September 30, 2010, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

The new company will focus on acquiring the appropriate licenses and certificates to internationally market FireSAFE and will work with local and international fire agencies to test and establish usability baselines for FireSAFE. As of September 30, 2010 we are completing data analysis of independent testing completed on FireSafe. Results of this analysis, expected to be completed in 2010, will determine the next course of action.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2010 and for the period from April 26, 2006 (date of inception) to September 30, 2010. Operating results for the nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Since inception through September 30, 2010, the Company had an accumulated deficit of $8,119,437 and net cash used in operations of $2,134,590. However, management of the Company believes that the funding during 2010 private placement of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow it to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2011, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2010, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2010 is $11,351.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended September 30, 2010 and 2009, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2010 and 2009, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - OTHER RECEIVABLES

	September 30, 2010	December 31, 2009

VAT reclaimable	$12,597	$10,595
Other	2,409	9,115
Total	$15,006	$19,710

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009

Machinery and equipment	$63,299	$68,357
Vehicles	447,357	483,108
Office equipment	69,301	74,570
Software and website registration rights	19,078	32,419
Total	599,035	658,454
Less: Accumulated depreciation and amortization	(263,079)	(204,703)
Net property and equipment	$335,956	453,751

The net book value of fixed assets under capital lease amount to $277,267 and $358,543 at September 30, 2010 and at December 31, 2009, respectively.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at September 30, 2010). Interest expense in connection with such note amounted to $38,425 and $33,998 for the year ended at September 30, 2010 and at December 31, 2009, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2010:

For the year ending September 30, 2010	Amounts

2010	$20,511
2011	82,044
2012	82,044
2013	80,692
2014	25,208
Total minimum lease payments	$290,499

Less: amounts representing interest	$30,598

Present value of net minimum lease payments	$259,901
Less: current portion	58,360

Long term liability	$201,541

NOTE 8 - STOCKHOLDERS’ EQUITY

Private placements

During the third quarter of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 70,000 shares of its common stock at $0.50 for aggregate proceeds of $35,000.

During the first half of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,470,000 shares of its common stock at $0.10 for aggregate proceeds of $147,000, and sold 62,500 shares of its common stock at $0.08 for proceeds of $5,000.

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

In September 2010, the Company entered into an agreement with four professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued to them 153,000 shares of the Company’s common stock. These share issuances were recorded at $0.5 per share in the total amount of $76,500 and the related expense was recorded under general administration.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to September 30, 2010, in accordance with ASC 505-50 and ASC 718-10.

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

There is no limit to the amount of each advance. We are not obligated to utilize any of the $5.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and warrants to purchase common stock as of December 31, 2008, there is no limit on the number of share we may issue without stockholder approval. Based on the price of our stock at September 30, 2010, the maximum number of shares that could be sold under this agreement is approximately 62,500,000 shares.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2010 and $150,000 for the period from April 26, 2006 (date of inception) to September 30, 2010, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2010 and December 31, 2009, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to September 30, 2010, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to September 30, 2010, in accordance with ASC 505-50 and ASC 718-10.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

On September 24, 2010 we notified YA Global Investments of our intention to terminate the SEDA agreement we signed with YA Global in October of 2008. As response to our termination request letter YA Global confirmed receipt, and notified us on October 5, 2010 that the SEDA agreement will terminate on Ocotber 15, 2010. However, the Warrant associated with the SEDA remains in effect until it runs out on October 8, 2013. We are attempiting to seek resolution to this Warrant though a mutually agreed upon termination, however there can be no assurance that YA Global Investments will agree with our Warrant termination request. If the Warrant can not be terminated YA Global Investments can excersize it at any point in time resulting in the issuance of an additional 4,027,386 shares of our common stock at an excersize price of $0.29 cents.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Delaware on August 17, 2006, under the name Tia V, Inc. Since inception, and prior to our acquisition of Vidatech on April 10, 2007, we were engaged solely in organizational efforts and obtaining initial financing. Our sole business purpose was to identify, evaluate and complete a business combination with an operating company.

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through September 30, 2010, we have had only limited operations and acquired rights to eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. As of Septembr r30, 2010 we have elected to discontinue our TothTelescope distribution agreement and have also seased development work on the desalination device and the H2)Gas additive. All three technologies have been discontinued. The rest of our  technologies are still in the development stage (see Note 4). As of September 30, 2010, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions.

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

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

Since inception through September 30, 2010, the Company had an accumulated deficit of $8,119,437 and net cash used in operations of $2,134,590. However, management of the Company believes that the funding from private placements in 2010 of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2011, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements included in this form 10-Q do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

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

During the first half of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,470,000 shares of its common stock at $0.10 for aggregate proceeds of $147,000, and sold 62,500 shares of its common stock at $0.08 for proceeds of $5,000.

During the third quarter of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 70,000 shares of its common stock at $0.50 for aggregate proceeds of $35,000.

On September 30, 2010, the Company had a deficit in working capital of $520,199.

FireSAFE technology

On August 20, 2008, the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

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

As of September 30, 2010 we have completed an independent technology testing and verification process with FireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis by the end of 2010 and report on results when they become available.

Financing from YA Global Investments SEDA

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

As of September 30, 2010 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. Upon extensive review we have concluded that this agreement is no longer in the best interest of the company and our shareholderse.

Because of this, on September 24, 2010 we notified YA Global Investments of our intention to terminate the SEDA agreement. In response to our termination request letter YA Global confirmed receipt and notified us that the SEDA agreement will terminate on Ocotber 15, 2010. Unfortunately the Warrant associated with the SEDA remains in effect until it runs out on October 8, 2013 or when it is excersized. We are attempiting to seek resolution to this Warrant though a mutually agreed upon termination, however there can be no assurance that YA Global Investments will agree with our Warrant termination request. If the Warrant can not be terminated YA Global Investments can excersize it at any point in time resulting in the issuance of an additional 4,027,386 shares of our common stock at an excersize price of $0.29 cents

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our investment in in4 Ltd.

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd. As of September 30, 2010, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

We currently have no other arrangements for such financings and can give you no assurance that such financings will be available to us when required or on terms that we deem acceptable or at all.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

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

Research and Development:

In accordance with ASC 730-10-25, "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized. In connection with the investment and advances in subsidiary, associate or other entity where repayment from such subsidiary, associate or entity solely on the results of the research and development having future economic benefit, the investment and advance is accounted for as costs incurred by the Company as research and development in accordance with ASC 730-20-25 "Research and Development Arrangements."

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Results of Operations

Nine Months Period Ended September 30, 2010 compared to Nine Months Period Ended September 30, 2009

Revenue

For the nine months ended September 30, 2010 and 2009, we had no revenues.

General, selling and administrative expenses

For the nine months ended September 30, 2010 general, selling and administrative expenses were $179,884 as compared to $843,090 for the nine months ended September 30, 2009. The decrease in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of September 30, 2010, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 187.7 HUF/USD as of December 31, 2009, to 202.7 HUF/USD as of September 30, 2010, an approximate 8% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2010 and 2009 were 210.59 and 200.19, respectively.

Index

ITEM 4 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the courth hearing on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. At the second hearing on this issue in January of 2010, the judge requested that we supply him with proof, in the form of receipts, of he amount we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. By June 30, 2010 we have submitted all required proof of our financial expenditures. The final hearing on this issue was held in September of 2010.  During this hearing the Judge ruled that Janos Salca’s claims were without merit and ruled in our favor on all counts. Cuncurrent with the ruling the Judge ordered Janos Salac to pay processing fees (equal to approximately $4,000 dollars) and to reimburse our cort expenses in the amount of $1,500 dollars. Based on consultation with our legal councel we feel the legal expenses awarded are not in-line with costumary and incurred fees. Therefore we have submitted an appeal, asking the court to increase the recoverable legal expense fee to at least $7,000 dollars.

As we originally maintained, and have now been validated by the court, the claim brought forth by Mr. Salca was/is  completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. At the beginning of the legal action we anticipated having a full scale prototype available for river testing in the first half of 2010. Because of the court case we were forced to suspend all development until final verdict rendered. Even though we believed we will emerge victorious in the case, further expenditures (both development work and patent fees) would have not benefited the company in case the court ruling was not in our favour. Unfortunately since the case dragged on for over a year and a half we were unable to maintain the patent portfilio built around RiverPower. Paying of substantion amounts for international patent fees, in the event of loosing the court case, would have resulted in unrecoverable expenses and have only benefited Mr. Salca. Even though we have won the litigation we are now faced with another issue, the expired patents, a quintessential part of RiverPower’s success.

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We are now exploring all available options at our disposal on how to proceed with RiverPower. As of September 30, 2010 we are evaluating whether new patent application could be filed, the expense of such new filings, the potential outcome of RiverPower technology based on data gathered in two separate technology verification trials, and whether we should initiate a countersuit against Mr. Salca for causing serious and significant financial loss to the Company. Because of Mr. Salca’s baseless accusation, an accusation that costs us precious time and resulted in filed patent expiration because of unpayment of fees, we are now forced to reevaluate the entire RiverPower project.

We anticipate arriving at a final decision by the end of 2010 on how to proceed with this technology.

During the third quarter of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 70,000 shares of its common stock at $0.50 per share for aggregate proceeds of $35,000.

In September 2010, the Company entered into an agreement with four professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued to them 153,000 shares of the Company’s common stock. These share issuances were recorded at $0.5 per share in the total amount of $76,500 and the related expense was recorded under general administration.

During the first half of 2010, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,470,000 shares of its common stock at $0.10 for aggregate proceeds of $147,000, and sold 62,500 shares of its common stock at $0.08 for proceeds of $5,000.

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

During the second quarter of 2010, the Company entered into a restricted stock agreement with Ildiko Rozsa, who serves as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 100,000 shares of the Company’s restricted common stock of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Szilvia Toth, Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

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

During the second quarter of 2010, the Company entered into a restricted stock agreement with Gene Guhne, who serves as a Director of the company.. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – REMOVED AND RESERVED

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

1.0	YA Global SEDA Termination Letter

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: November 15, 2010	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended September 30, 2010
Index to Exhibits Filed

1.0	YA Global SEDA Termination Letter

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.