Form 10-Q/A
period 2010-03-31
Power of The Dream Ventures Inc
filed 2010-11-29
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amendment No 2.
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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer (do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	48,916,291
(Class)	(Outstanding at May 14, 2010)

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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

In connection with the Standby Equity Distribution Agreement, the Company entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which the Company agreed to register for resale the shares of Common Stock that may be purchased by the Investor pursuant to the Standby Equity Distribution Agreement, the shares of Common Stock issuable upon exercise of the Warrant and 2,000,000 shares of Common Stock (the “Commitment Shares”) issued to the Investor as a commitment fee pursuant to the terms of the Standby Equity Distribution Agreement. The 2,000,000 shares issued as a commitment fee were valued at $0.4 per share or $800,000 based on the fair value at issuance date.  The $800,000 commitment fee has been debited against additional paid in capital in accordance with the provisions of Staff Accounting Bulletin Topic 5A.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATES FINANCIAL STATEMENTS
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

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: November 29, 2010	By:	/s/ Viktor Rozsnyay
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

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.