Form 10-Q/A
period 2010-06-30
Power of The Dream Ventures Inc
filed 2010-11-29
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

  ☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amendmenet No. 2.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	51,008,791
(Class)	(Outstanding at August 13, 2010)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
June 30, 2010
Page

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance sheet At June 30, 2010 (Unaudited)	3

Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2010	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2010	8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

ITEM 2 – PLAN OF OPERATION	28

ITEM 3 – CONTROLS AND PROCEDURES	37

PART II – OTHER INFORMATION	37

ITEM 1 – LEGAL PROCEEDINGS	37

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 5 – OTHER INFORMATION	40

ITEM 6 – EXHIBITS	41

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS

Current Assets
Cash		$29,092	$9,726
Other receivables	3	21,069	19,710
Total Current Assets		50,161	29,436

Fixed assets, net	5	301,741	453,751

Total Assets		$351,902	$483,187

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$262,012	$225,150
Capital leases payable, current portion	7	48,679	60,035
Note payable	6	195,000	195,000
Total Current Liabilities		505,691	480,185

Long term liabilities
Capital leases payable, less current portion	7	184,384	252,156
Total Long Term Liabilities		184,384	252,156

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 51,008,791 shares issued and outstanding	8	5,101	4,886
Additional Paid-In Capital		7,686,632	7,471,146
Deficit accumulated during development stage		(8,000,708)	(7,754,624)
Other Comprehensive Income		(266)	44,438
Unearned Compensation		(28,932)	(15,000)
Total Stockholders’ Equity		(338,173)	(249,154)

Total liabilities and stockholders’ equity		$351,902	$483,187

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six months ended June 30, 2009	For the Period from April 26, 2006 (date of inception) to June 30, 2010

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		4,046	3,805	6,830	8,226	68,564
General administration		63,358	254,949	117,193	733,281	6,168,946
Research and development	4	(13,853)	49,001	8,906	88,919	783,713
Personnel expenses		20,053	27,851	41,530	55,908	344,638
Depreciation and amortization	5	20,592	28,057	49,461	57,268	312,720
Other expenses, net		6,592	3,286	6,592	3,414	14,797
Operating expenses		100,788	366,949	230,512	947,016	7,693,378

Loss from operations		(100,788)	(366,949)	(230,512)	(947,016)	(7,691,256)

(Interest expense)/ interest income and exchange (losses)/ gains		(7,257)	(14,573)	(15,572)	(15,384)	(57,484)
Loss before provision (benefit) for income taxes		(108,045)	(381,522)	(246,084)	(962,400)	(7,748,740)

Income taxes		-	800	-	800	(1,205)

Net loss		$(108,045)	$(382,322)	$(246,084)	$(963,200)	$(7,749,945)
Basic and Diluted loss per share		$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding – Basic and diluted		49,816,993	48,622,434	49,593,063	48,455,402

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	3,330		10,670			14,000
Contributed Capital				96,100			96,100
Currency Translation Adjustment					4,151		4,151	4,151
Net loss for the period			(35,100)				(35,100)	(35,100)
Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)
Contributed Capital				53,735			53,735
Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)
Private placement of shares at $0.34 per share (See Note 8)	2,250,000	225		764,775			765,000
Shares issued for services at $0.34 per share (See Note 8)	1,875,000	188		637,313		(467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 8)	100,000	10		33,990			34,000
Private placement at $2.5 per share (See Note 8)	104,000	10		259,990			260,000
Shares issued for stock based compensation at $2.5 per share (See Note 8)	1,036,000	104		2,589,896		(2,590,000)	-
Amortization of Unearned Compensation						1,124,932	1,124,932
Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,006,473)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832
Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	-
Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	-
Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	-
Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)

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

NOTE 9 -  SUBSEQUENT EVENTS

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