Form 10-Q/A
period 2010-03-31
Power of The Dream Ventures Inc
filed 2010-12-23
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amendment No 3.
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

As of March 31, 2010 we had $2,426 of cash and $565,596 in current obligations. In addition, we anticipate our new operating expenses to be between $300 - $400,000 up to march 31, 2011. We do not have sufficient funds to satisfy our current obligations nor to fund operations for the next 12 months. Our current expenditures of approximately $50,000 per month consist of funding research and development efforts primarily related to our internet search and content organizer application iGlue, paying for legal and audit expenses related to our public status and funding ongoing monthly Company operating expenses. In order to reduce our financial footprint and address the deficiency we are consolidating our monthly operating expenses, reducing them to the much more manageable $30,000 range. Monthly operating expense reduction will be due to reduced operating expenses, better utilization of research and development expenditures, raising of third party capital for iGlue and through the reduction in operating personnel

We anticipate our new operating expenses to be between $300 - $400,000 dollar to March 31, 2011. We believe we can raise these funds through the sale of our common stock both in Hungary.

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

Index

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

Index

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the corth hearing (the hearing took place at Metropolitan Court, Budapest) on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010 (hearing took place at Metropolitan Court, Budapest.) At this hearing the judge requested that we supply him with proof, in the form of receipts, of the amount(s) we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. As of March 31, 2010 we have submitted all required proof on our financial expenditures. To this date we have not been approached by Janos Salca to find a mutually amicable soliton. The Judge has set the final hearing on this issue to be conducted in September of 2010, also to be held at Metropolitan Court in Budapest.

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

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, pursuant to two private placements under Regulation S of the Securities Act of 1933, as amended, the Company sold 65,000 restricted shares of common stock at $0.16 cents per share to one non-affiliated private investor and 25,000 shares of restricted common stock at $0.10 cents per share to a second non-affiliated private investor for aggregate proceeds of $10,201. Proceeds are used for general corporate expenses.

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

On February 5, 2009, the Company entered into a restricted stock agreement with Mihaly Zala, the Chief Technology Officer of the Company. As part of the agreement Mr. Zala was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Zala is employed by the Company. As of July 15, 2009 Mr. Zala is no longer employed by the Company, therefore 60,000 shares of the 120,000 granted to him were cancelled and returned to the authorized but unissued stock of the company.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: December 23, 2010	By:	/s/ Viktor Rozsnyay
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