Form 10-K
period 2010-12-31
Power of The Dream Ventures Inc
filed 2011-03-31
CIK 1377888

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer had revenues of $0 for the year ended December 31, 2010. As of March 31, 2011, 52,109,017 shares of Common Stock were outstanding of which approximately 21,879,162 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 31, 2011 was $11,377,000.

Documents Incorporated by Reference: 3.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10-K

December 31, 2010

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

Index

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

Index

The Company’s Products

From inception through December 31, 2010, the Company primarily focused on the raising of capital. As of December 31, 2010, the Company manages seven technologies: RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

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

RiverPower Technology
Development of our RiverPower technology is currently on hold pending the outcome of a law suit brought against us by RiverPower’s inventor, Janos Salca. As disclosed in our second quarter report, on May 12, 2009 we were presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us by Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology. On June 22, 2009 our Legal Counsel attended the court hearing (the hearing took place at Metropolitan Court, Budapest) on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working towards a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. a second hearing on this issue was held on January 15, 2010 (hearing took place at Metropolitan Court, Budapest.) In this hearing the judge asked Janos Salca to withdraw his claims and ss to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010, also to be held at Metropolitan Court in Budapest.

Up to the date of the third and final hearing we were not contacted by Janos Salca to negotiate a mutually beneficial arrangement. Because of this the court case advanced and the final hearing on this issue was held on September 13th of 2010, also at the Metropolitan Court of Budapest. During this hearing the Judge ruled that Janos Salca’s claims were without merit and ruled in our favor on all counts. Concurrent with the ruling the Judge ordered Janos Salca to pay processing fees (equal to approximately $4,000 dollars) and to reimburse our court expenses in the amount of $1,500 dollars. Based on consultation with our legal counsel we felt the legal expenses awarded were not in-line with customary and accepted legal fees. Therefore on September 28th we have submitted an appeal, asking the court to increase the recoverable legal fees to at least $7,000 dollars. As of this filing we have not yet heard from the court on this issue.

Index

As we originally maintained, and have now been validated by the court, the claim(s) brought forth by Mr. Salca are/were completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. At the beginning of the legal action we anticipated having a full scale prototype available for river testing in the first half of 2010. Because of the court case we were forced to suspend all development until final verdict rendered. Even though we believed we would emerge victorious in the case, further expenditures (both development work and patent fees) would have not benefited the company in case the court ruling was not in our favor. Unfortunately since the case dragged on for over a year and a half we were unable to maintain the patent portfolio built up around RiverPower. Paying of substantial amounts for international patent fees, in the event of losing the court case, would have resulted in unrecoverable expenses and would have only benefited Mr. Salca. Even though we have won the litigation we are now faced with another issue, the expired patents, a quintessential ingredient to make RiverPower’s successful. We are now evaluating our options as to the direction RiverPower development can take in the near future. If a satisfactory solution can not be found to resolve the expired patents issue we will be forced to discontinue development work of this technology. We expect to arrive at the final decision in the first half of 2011.

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

iGlue Software via Equity position in in4, Ltd.

For the past three and a half years we have been funding / developing iGlue. As culmination of this work the initial version of the software was released to the general public in November 14th, 2010. In addition to this release we were also successful in organizing a second round of funding for the company, amounting to HUF 110 million (approximately USD 550,000.) In the first half of 2011 iGlue will launch numerous new features of the software, with the aim of building user base. We also plan on selling our equity position in iGlue, in part or in full, making 2011 the first income producing year. We currently own 38.5% equity in In4, ltd, the company developing iGlue.

iGlue technology via equity purchase in ‘in4 Kft’.

On August 2, 2007 Vidatech Kft., our wholly owned Hungarian subsidiary, entered into a joint development agreement with the inventors/creators of iGlue, an online content organization and search application based on semantic web technology. In the transaction Vidatech received 30% equity in the newly formed in4 Kft (http://www.in4.hu), the owner and exclusive developer of iGlue (http://www.iglue.com), for HUF 900 thousand (approximately USD 5,000). Up until May 31, 2009, Vidatech was expected to provide up to HUF 48 million (approximately USD 271,000) in member loans to in4 Kft. to cover the development expense of iGlue.

As of December 31, 2008 we have provided this amount to in4, Ltd.

As part of the agreement, Vidatech had the option of converting its HUF 48 million member loan into an additional 10% equity in in4 Kft. on or before the end of May, 2009. As of January 8, 2009 we have elected to covert our member loan into the additional 10% equity in in4, Ltd., resulting in Vidatech owning 40% of equity.

Index

On May 17th, 2010, We transferred our equity ownership from our Hungarian subsidiary Vidatech, Kft. to Power of the Dream Ventures. The transfer was initiated to prepare for our eventual exit from iGlue.

Also on May 17th, 2010, we arranged for a new investor to provide further funds for the continued development of iGlue, in the amount of HUF 110 million (approximately USD 550,000.) Prior to this event, up to May 17th, 2010 we have provided an additional HUF 60 million ($310,000) as member loans to in4 Ltd. to finance development work, bringing our total investment to date to HUF 123,000,000 (approximately $600,000). As part of the new round of fund raising we agreed to convert our HUF 60 million in member loan into 3% equity. Following this conversion the new investor received 10% in in4, Ltd., of which We provided 1.5% and Peter Vasko, Founder in the in4 limited provided 8.5%. Following the fund raising the new equity positions in in4 changed to Peter Vasko owning 51.5% (down from the pre-transaction 60%), Power of the Dream Ventures owning 38.5% (down from the pre-transaction 40%) and the new investor owning 10% equity.

Since the establishment of in4 Kft. the company has focused on completing development work on iGlue. On June 24, 2008 in4, Ltd released on the World Wide Web a product demonstrator of iGlue. Subsequent to that on February 2, 2009 in4 released a call for 1,000 beta testers to register at the products official website located at http://www.iglue.com Subsequent to that, in November of 2009, in4 released the server side open Beta of iGlue for general use. Upon this release iGlue was invited to participate at the second annual GeeknRolla event in London where iGlue was awarded second place. And finally on November 14th, 2010 iGlue’s annotation function was launched to the general public as the culmination of over three years of development work.

In 2011 we will launch many additional features of the software and will aim to provide free and value added services of iGlue, and as a result we expect in4 Kft. to generate revenue from subscribers, advertising fees and technology licenses .

iGlue is the revolution of meaning. It not only helps us understand information on the Internet better, but it also makes the Net understand us and adapt to us. iGlue uses entities, not words, as its primarily medium.

We are developing iGlue to be an integrated online content manager and search engine that goes beyond today's widespread, language-dependant search mechanisms based on identifying character strings. iGlue identifies and manages entities, not keywords. Whether he is called Alejandro Magno, Büyük İskender or Lissandru lu Granni, these names all refer to the same person: Alexander the Great, and most likely we would like to find information about the person himself. This is the principle iGlue uses to manage entities appearing in web content, and it will find relevant information even if the given element appears in a form that is different from what we used in launching the search.

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

Some of the main features of the hyperdata model include:

•	locally displayed information about the entity

•	identifying entities instead of character strings

•	directly pointing to entities instead of IP addresses

•	context sensitivity – working with network-based applications, such as map viewers, calendars, media players

Index

•	a relation system trackable in either direction

•	option to choose several destinations from one junction

•	no need for built-in linking, the application is capable of mapping the entity's relational structure according to customized preferences

•	entity-level relevance, handling of homonyms and synonyms, i.e., the application is able to recognize whether the word "smith" is a proper name or an occupation

iGlue is capable of mobilizing and interpreting simple character strings thereby entering them into the web's semantic circulation. Using iGlue, any element of a blog, database or news portal can be turned into an information junction by the click of a mouse!

The database's main features include:

•	collaborative editing

•	free usage and accessibility

•	manages the semantic relations of information

•	open architecture to cooperate with other systems

•	duplication and error filtering aided by automated mechanisms

•	multi-lingual text handling

•	manages resources and resource hierarchies

•	feedback-based quality control

Semantic web represents disruptive technology with the power to challenge today’s Internet titans. In4 Kft, in close working relationship with Vidatech, aims to be the premier developer and operator of next generation intelligent web sites.

The Company’s Workforce and Employee Relations

The Company’s workforce at December 31, 2010 included 6 persons, of which 5 were salaried employees and one was an hourly worker.

In the third quarter of 2009 we have terminated the employment agreement of our Chief Technology Officer, Mihaly Zala. The termination was on good terms and its primary purpose was to streamline company operations and conserve available resources.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to establish leadership positions in core technology lines and provide the Company with a competitive edge as it seeks additional business with new customers. Total research and development expenditures for the nine technologies currently managed by the Company were approximately $0 in 2010, decreasing from $247,450 in 2009.

Index

The Company’s Intellectual Property

The Company owns significant intellectual property, including nine patent applications (in Hungary and internationally), proprietary prototypes of managed technologies and numerous trade secrets. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, prototype, tool or technology or trade secret, in the opinion of management, is of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments which are considered to have commercial significance.

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

During 2010, the Company did not make any material capital expenditures relating to environmental compliance.

The Company’s Website and Access to Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission ("SEC") on our website, www.powerofthedream.com. Our website's content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (203) 368-6044.

You may read and copy materials we file with the SEC on the SEC's website at www.sec.gov, or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling (800) 732-0330.

Index

Item 1.A.	Risk Factors

We have a limited operating history, which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of the technologies in which we invest, acquire or license. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2010, we incurred aggregate losses of $8,343,534 and anticipate incurring additional losses for at least the next twelve (12) months.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2010, we had $2,195 of cash and $627,528 in current obligations. In addition, we anticipate our new operating expenses to be between $200 - $250,000 for year 2011. We do not have sufficient resources to satisfy our current obligations nor to fund our planned operations for the next 12 months. We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company can raise adequate capital to keep the Company functioning through December 31, 2011. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

We expect to continue our current research and development programs through at least the end of 2011. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If our research and development requires more funding or time than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available to us on favorable terms. Additional financings could result in substantial dilution to existing shareholders. Even if we are able to fully fund our research and development program, there is no assurance that, even upon successful completion of our program, we will ever be able to commercialize products, if any, derived from our research efforts or that we will be able to generate any revenues from operations.

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

Index

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

We maintain our books in local currency: U.S. dollars for Power of the Dream in the United States and the Hungarian Forint for Vidatech in Hungary. Our operations are conducted primarily outside of the United States through Vidatech, our wholly-owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2010, the Hungarian Forint has fluctuated between HUF 234 and HUF 196 to the U.S. dollar. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

Investor confidence and the market price of our shares may be adversely impacted if we  are unable to issue an unqualified opinion on the adequacy of our internal controls over our financial reporting.

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of their internal controls over financial reporting. These requirements first applied to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007., Our management may not conclude that our internal controls over financial reporting are effective. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Moreover, even if our management does conclude that our internal controls over financial reporting are effective, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may not concur with our management’s assessment or may not issue a report that is unqualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could lead to a decline in the market price of our shares.

Index

Concentration of ownership among our directors, executive officers and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of December 31, 2010, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 69% of our outstanding shares of common stock. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Index

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

Index

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at Soroksari ut 94-96, Budapest, Hungary. The offices are leased on a monthly basis for a fee of $1,100. The premises consist of approximately 1,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

On May 12, 2009 we were presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us by Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology. On June 22, 2009 our Legal Counsel attended the court hearing (the hearing took place at Metropolitan Court, Budapest) on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working towards a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010 (hearing took place at Metropolitan Court, Budapest.) In this hearing the judge asked Janos Salca to withdraw his claims and Us to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010, also to be held at Metropolitan Court in Budapest.

Up to the date of the third and final hearing we were not contacted by Janos Salca to negotiate a mutually beneficial arrangement. Because of this the court case advanced and the final hearing on this issue was held on September 13th of 2010, also at the Metropolitan Court of Budapest. During this hearing the Judge ruled that Janos Salca’s claims were without merit and ruled in Our favor on all counts. Concurrent with the ruling the Judge ordered Janos Salca to pay processing fees (equal to approximately $4,000 dollars) and to reimburse Our court expenses in the amount of $1,500 dollars. Based on consultation with Our legal counsel we felt the legal expenses awarded were not in-line with customary and accepted legal fees. Therefore on September 28th we have submitted an appeal, asking the court to increase the recoverable legal fees to at least $7,000 dollars. As of this filing we have not yet heard from the court on this issue.

As we originally maintained, and have now been validated by the court, the claim(s) brought forth by Mr. Salca are/were completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. At the beginning of the legal action we anticipated having a full scale prototype available for river testing in the first half of 2010. Because of the court case we were forced to suspend all development until final verdict rendered. Even though we believed we would emerge victorious in the case, further expenditures (both development work and patent fees) would have not benefited the company in case the court ruling was not in our favor. Unfortunately since the case dragged on for over a year and a half we were unable to maintain the patent portfolio built up around RiverPower. Paying of substantial amounts for international patent fees, in the event of losing the court case, would have resulted in unrecoverable expenses and would have only benefited Mr. Salca. Even though we have won the litigation we are now faced with another issue, the expired patents, a quintessential ingredient to make RiverPower’s successful. We are now evaluating our options as to the direction RiverPower development can take in the near future. If a satisfactory solution can not be found to resolve the expired patents issue we will be forced to discontinue development work of this technology. We expect to arrive at the final decision in the first half of 2011.

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

	High	Low
Fiscal 2007
Quarter Ended March 31, 2007	-	-
Quarter Ended June 30, 2007	-	-
Quarter ended September 30, 2007	-	-
Quarter ended December 31, 2007	-	-
Fiscal 2008
Quarter Ended March 31, 2008	$4.00	$3.90
Quarter Ended June 30, 2008	$4.00	$1.85
Quarter ended September 30, 2008	$2.00	$0.10
Quarter ended December 31, 2008	$1.00	$0.17
Fiscal 2009
Quarter Ended March 31, 2009	$0.30	$0.02
Quarter Ended June 30, 2009	$0.02	$0.08
Quarter ended September 30, 2009	$0.02	$0.10
Quarter ended December 31, 2009	$0.07	$0.24
Fiscal 2010
Quarter Ended March 31, 2010	$0.15	$0.08
Quarter Ended June 30, 2010	$0.30	$0.08
Quarter ended September 30, 2010	$0.31	$0.18
Quarter ended December 31, 2010	$0.51	$0.10

Index

Holders

As of December 31, 2010, the Company had 52,109,017 shares of its common stock $0.0001 par value outstanding, which were owned by approximately 200 shareholders of record.

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

Issuer Purchases Of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

	2010	2009

Revenues	-	-
General and administration expenses	349,997	965,323
Research and development	-	247,450
Net loss	588,910	1,518,077

For the year ended December 31, 2010, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2011. For the years ended December 31, 2010 general, selling and administrative expenses were $349,997 as compared to $965,323 for the year ended December 31, 2009.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Since inception through December 31, 2010, we had a deficit accumulated during the development stage of $8,343,534 and net cash used in operations of $2,061,017. To date all of our funding has been provided through sale of our common stock.  We believe we can raise sufficient additional financing through the sale of our common shares to allow us to continue operations and execute our business plan to the end of 2011.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that the technologies we currently have under management, especially our iGlue software which is nearing wide release, will prove attractive to both private and institutional investors, making fund raising a less strenuous process than it was before. We also believe that as the only Hungarian public (or private) company that is actively engaged in Hungarian intellectual property acquisition and commercialization, we are an even more attractive investment opportunity.

If needed, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development and operating needs. We anticipate no more than two additional fund raising round in 2011, after which we hope to rely solely on income generated from a partial or full exit of our iGlue equity. By the end of 2011 we will seek to sell some or all of our 38.5% equity in iGlue, realizing substantially higher return than the amount we invested in the technology. We will then use the funds generated to invest in new technologies and pay for our day to day operating expenses.

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

In 2011 we anticipate spending approximately $300,000 on general administrative expenses. Other than iGlue all other technologies in our portfolio are currently on hold until we a) either raise more financing b) realize revenue from iGlue via partial or full sale of our equity interest.

Our original current commitment to in4 Ltd. to provide HUF 48,000,000 (approximately US$270,000) has been fulfilled as of December 31, 2008. During 2009 we provided an additional HUF 60,000,000 ($310,000) to finance development of iGlue. During 2010 we provided an additional HUF 6,800,000 ($31,000) to finance development of iGlue. On May 17th, 2010 we arranged for an additional HUF 110,000,000 (approximately $550,000) in new financing through a private Hungarian investors. During this fund raising we have elected to covert all of our member loans into additional equity. Following the new round of fund raising we still retain 38.5% equity in in4, Ltd. We are now nearing commercial release of this product.

We also have an outstanding note in the amount of $195,000 payable to Mary Passalaqua, our former President and CEO. This note, which bears interest at the U.S. prime rate, was due and payable April 5, 2009, was issued immediately prior to the reverse merger and assumed by us in connection with the reverse merger. The note was recorded by us as additional compensation to Ms. Passalaqua.  Such compensation is reflected in our condensed balance sheet as the accumulated deficit of the Company, and will not be reflected in our statement of operations, as such compensation expense was structured as an expense prior to our recapitalization.  In the event that we raise in excess of $3,000,000 dollars in capital the note is payable immediately.

In November of 2008 we provided a payment of $35,000 towards the $250,000 note, therefore reducing our note outstanding to $215,000 plus accumulated interest.

In May of 2009 we provided a payment of an additional $20,000 towards the $250,000 note, therefore reducing our note outstanding to $195,000 plus accumulated interest.

Index

On April 15, 2010 we entered into restricted stock agreements with certain of our employees, pursuant to which we granted a total of 540,000 shares of restricted common stock retrospectively from January 1, 2010.  The shares will vest in installments, with all shares vesting by the end of 2010. The total value of these shares is $54,000 based on a share price of $0.10, and the entire amount was recognized as an expense in 2010.

Being a development stage company, we are subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products, many of which risks are beyond the control of the Company. Many of our technologies are in the preliminary development stage. While international patent searches have been conducted to verify the patentability of these technologies, many of the actual patents are still being prepared. As of this writing we have filed the following patent applications: 2 Hungarian and two PCT applications for RiverPower; one Hungarian and one PCT application for FireSAFE; one Hungarian application for our Desalination technology; one Hungarian application for our PVC shielded electric cable recycling technology; one Hungarian application communal waste additive to concrete technology and one Hungarian application four our biodegradable deicing solution. All other patents relating to additional properties we own are currently being prepared based on market conditions permitting we intend to file these patents in 2011.

Over the course of the next 12 months we plan to focus on one primary technologys in order to become cash flow positive: our investment in in4 Ltd aimed at completing development and commercial release of the iGlue semantic search and content organizer application. All other projects are currently on hold pending completion and either a partial or full equity sale of our iGlue holdings, or the availability of additional financing.

Although we believe the iGlue can be successfully marketed and we will be able to realize a gain upon the full or partial sale of our interest in iGlue, there can be no assurance that we will be able to sell some or all of our 38.5% equity. If we are unable to sell any or all of our equity position in iGlue within the next 12 months we will be required to raise additional capital to support our operations until such time when we can maintain operations from partial or full sale of our iGlue equity.

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

2010 Overview and Financial Results

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

We account for stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this Subtopic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

FASB ASC 505-50 applies to share-based payments to non-employees. Share-based payments to non-employees generally are measured at the earlier of the completion of performance and the performance commitment date, based on the fair value of the instruments issued. However, if the fair value of the goods or services can be determined objectively, then their value may be used instead.

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

During 2010, the Company did not make any material capital expenditures relating to environmental compliance.

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

Index

Results of Operations

Revenue

For the year ended December 31, 2010, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2011.

General, selling and administrative expenses

For the years ended December 31, 2010 general, selling and administrative expenses were $349,997 as compared to $965,323 for the year ended December 31, 2009. The $615,326 decrease in general, selling and administrative expenses is attributable to decrease in marketing expenses and the decrease in share based payments to personnel.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. Dollars, as of December 31, 2010, has been affected by the weakening of the U.S. Dollar against the Hungarian Forint from 187.7 HUF/USD as of December 31, 2008, to 208.2 HUF/USD as of December 31, 2009, an approximate 11% increase in value. The average Hungarian Forint/U.S. Dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended December 31, 2010 and 2009 were 209.11 and 200.19, respectively.

Liquidity

The Company’s cash and liquidity needs are impacted by research and development expenses, legal, accounting and regulatory filing expenses and operating expenses. At the current rate monthly expenditures, including operating expenses and technology management total approximately $30,000.

As of December 31, 2010 we had $2,195 of cash and $627,528 in current obligations. In addition, we anticipate our operating expenses to approximately $300,000 for 2011. We do not have sufficient funds to satisfy our current obligations nor to fund operations for the next 12 months. Our current expenditures of approximately $30,000 per month consist of paying for legal and audit expenses related to our public status and funding ongoing monthly Company operating expenditures including paying for salaries, office space, company cars and office expenses. In order to reduce our financial footprint and address the deficiency we are consolidating our monthly operating expenses, reducing them further to $25,000 per month range. Monthly operating expense reduction will be due to reduced operating expenses, elimination of research and development expenditures as iGlue is now independently financed and all other technology work is currently on hold. We are now concentrating on making a partial or complete exit from our iGlue holdings prior to the end in 2011. We believe that this exit will provide sufficient liquidity to invest in new technologies and cover operating expenses from 2012 forward.

Index

For 2011 our primarily goal is realizing a partial or complete iGlue exit. We anticipate our new operating expenses to be between $300,000. We believe we can raise these funds through the sale of our common stock to accredited investors in Hungary or abroad, although currently we do not have any commitments in place to do so. Based on our past fundraising performance, and the advance stage of iGlue, we don not foresee any difficulty in obtaining needed resources as needed.

On March16, 2011 we entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The NOTE bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05.

Cash and Equivalents

As of December 31, 2010 and 2009, consolidated cash and equivalent balances totalled $2,195 and $9,726, respectively. As of December 31, 2010 approximately 99% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Index

In April 2010, the FASB issued Update No. 2010-13 “Compensation—Stock Compensation” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events” (“2010-09”). The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective immediately.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance with effect from January 1, 2010 without material impact on its consolidated financial statements.

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

In December 2009, the FASB amended the Accounting Standards Codification (“ASC”) to provide consolidation guidance that requires a more qualitative assessment of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance also requires an ongoing reconsideration of the primary beneficiary. This guidance was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

Index

In December 2009, the FASB amended the ASC to provide guidance on the accounting for transfers and servicing of financial assets. This guidance became effective for fiscal years beginning after November 15, 2009 and was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of personnel with sufficient technical expertise regarding SEC reporting matters . We expect to remediate this deficiency as soon as we have sufficient resources to hire and train such personnel.

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

Management conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

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

Index

ITEM 9B.	OTHER INFORMATION

2010 Annual Base Salary Rates

On January 1, 2010, the Board of Directors approved annual base salary rates for the following executives:

2010 Annual Base
Name and Position	Salary Rate

Viktor Rozsnyay*	$8,400
Chairman, President and Chief Executive Officer

Daniel Kun, Jr.	$8,400
Vice President

Ildiko Rozsa	$0
Chief Financial Officer

Szilvia Toth	23,800
Chief Accounting Officer

*Director of the Company

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of January 1, 2011:

Name	Age	Position
Viktor Rozsnyay	40	Chairman of the Board, President & Chief Executive Officer
Daniel Kun, Jr.	36	Vice President
Ildiko Rozsa	36	Chief Financial Officer
Szilvia Toth	30	Chief Accounting Officer
Eugene L. Guhne	46	Member of the Board of Directors

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

Index

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

-
Ildiko Rozsa, Chief Financial Officer, has failed to file one Form 4 following a grant of 120,000 shares of common stock. A Form 4 to compensate for this oversight was filed with the Commission on November 8th, 2010

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

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2010, of those persons who were, at December 31, 2010, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2010 compensation exceeded $50,000.

SUMMARY COMPENSATION TABLE*
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Viktor Rozsnyay	2009	8,600		0					8,600
President & CEO	2010	8,400		0					8,400
Daniel Kun	2009	8,600		80,000					88,600
Vice President	2010	8,400		12,000					20,400
Ildiko Rozsa	2009	18,000		48,000					66,000
Chief Financial Officer	2010	0		10,000					10,000
Szilvia Toth	2009	25,000		48,000					73,000
Chief Accounting Officer	2010	23,800		10,000					33,800
Total	2009	60,200		176,000					236,200
	2010	40,600		32,000					72,600

* The amounts in the stock awards column represent the full grant date fair value determined in accordance with ASC 718. The grant date fair value of the awards was based on the market price of the stock at the commitment date of the agreements. See also Note 8 of the financial statements for additional information on these awards.

DIRECTORS’ COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Guhne	2009			40,000					40,000
Director	2010			10,000					10,000

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 2010 by each person known to us to own beneficially more than 5% of our Common Stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
	Number of shares	Percent of Class

Ildiko Rozsa (1)	525,555	1%
Szilvia Toth (2)	320,000	*
Gene Guhne (3)	1,200,000	2.3%
Daniel Kun, Jr. (4)	14,310,000	27.46%
Viktor Rozsnyay (5)	13,874,300	26.63. %

Total	30,129,855	57.83%

Less than 1%
(1) Address is 1066 Budapest, Terez Krt. 22, Hungary
(2) Address is 1095 Budapest, Kalman Imre u. 22 II/6, Hungary
(3) Address is 585 Cross Creek Tr. Gibsonville, NC 27249
(4) Address is 1037 Budapest, Perenyi u 16/B, Hungary
(5) Address is 2049 Diosd, Ligetszepe ut 54, Hungary

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

The following is a summary of the fees billed to the Company by BDO Forte Audit Kft. for professional services rendered for the fiscal years ended December 31, 2010 and 2009, respectively:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
BDO Forte Audit Kft. audit Fees	$31,629	$34,391

The audit fees consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Index

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit.

3.1	Original Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 17, 2006*
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on April 12, 2007**
3.3	Bylaws of the Registrant***
23.2	Consent of BDO Kontroll Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Power of the Dream Ventures, Inc.
(formerly known as “Tia V, Inc.”)

Dated: March 31, 2011	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

/s/ Szilvia Toth
Chief Accounting Officer

/s/ Gene Guhne
Member of the Board of Directors

Index

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2010	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010 and 2009	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2010	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

Index

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

Power of the Dream Ventures, Inc. (formerly Tia V)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2011

BDO Hungary Audit Ltd.
MKVK number: 002387

Ferenc Baumgartner	András Nagy
General Manager	Registered Auditor

MKVK number: 005718

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Amounts in USD

		December 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash		$2,195	$9,726
Other receivables	3	14,959	19,710
Total Current Assets		17,154	29,436

Fixed assets, net	5	308,843	453,751
Total Assets		325,997	483,187

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities		$273,741	$225,150
Capital leases payable, current portion	7	64,723	60,035
Short term loans from related parties		94,064	-
Note payable	6	195,000	195,000
Total Current Liabilities		627,528	480,185

Long term liabilities
Capital leases payable, less current portion	7	178,562	252,156
Total Long Term Liabilities		178,562	252,156

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, -0- issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 52,109,017 and 48,857,291 shares issued and outstanding	8	5,211	4,886
Additional Paid-In Capital		8,236,638	7,471,146
Deficit accumulated during development stage		(8,343,534)	(7,754,624)
Other Comprehensive Income		5,564	44,438
Unearned Compensation		(383,972)	(15,000)
Total Stockholders’ Equity		(480,093)	(249,154)

Total liabilities and stockholders’ equity		325,997	483,187

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Amounts in USD

	Notes	For the year ended December 31, 2010	For the year ended December 31, 2009	For the Period from April 26, 2006 (date of inception) to December 31, 2010

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		14,244	15,566	75,978
General administration	9	349,997	965,323	6,401,750
Research and development	4	-	247,450	774,807
Personnel expenses		83,336	107,368	386,444
Depreciation and amortization	5	98,168	118,166	361,427
Other expenses, net		6,700	11,660	14,905
Operating expenses		552,445	1,465,533	8,015,311
Loss from operations		(552,445)	(1,465,533)	(8,013,189)
Interest income and exchange gains		(36,465)	(51,339)	(78,377)

Loss before income taxes		(588,910)	(1,516,872)	(8,091,566)
Income taxes		-	(1,205)	(1,205)

Net loss		(588,910)	(1,518,077)	$(8,092,771)

Basic loss per share		$(0.01)	$(0.03)
Diluted loss per share		$(0.01)	$(0.03)
Weighted average number of shares outstanding – Basic		51,124,922	48,458,195
Weighted average number of shares outstanding – Diluted		51,124,922	48,458,195

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Amounts in USD
	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)
Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Private placement for $0.5 per share (See Note 8)	70,000	7		34,993			35,000
Shares issued for services at $0.5 per share (See Note 8)	1,027,000	100		513,400		(513,500)	-
Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	-
Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	-
Exercise of warrant	3,226	3		1,613			1,616
Amortization of Unearned Compensation						200,528	200,528
Currency Translation Adjustment					(38,874)		(38,874)	(38,874)
Net loss for the period			(588,910)				(588,910)	(588,910)
Balance at December 31, 2010	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Amounts in USD
	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from April 26, 2006 (date of inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(588,910)	$(1,518,077)	$(8,092,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	200,528	728,458	5,072,628
Recapitalization under reverse merger	-	-	(250,763)
Issue of shares for services	-	40,000	210,000
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	98,168	118,166	361,427
	(290,214)	(631,453)	(2,665,479)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	4,751	5,421	(14,959)
(Increase) Decrease in related party liabilities	94,064	-	94,064
(Decrease) Increase in accounts payable and accrued liabilities	48,591	(11,671)	523,741

Net cash used in operating activities	(142,808)	(637,703)	(2,062,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(68,906)	(51,561)	(426,985)
Net cash used in investing activities	(68,906)	(51,561)	(426,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-	149,835
Exercise of warrant	1,616	-	1,616
Proceeds from sale of common stock	194,701	50,222	2,400,218
Repayments of notes	-	(20,000)	(55,000)
Net cash from financing activities	194,701	30,222	2,496,669

Effect of exchange rate changes on cash	7,866	17,823	(4,856)

Net (decrease) increase in cash	(7,531)	(641,219)	2,195

Cash at beginning of period	9,726	650,945	-

Cash at end of period	$2,195	$9,726	$2,195

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$515,500	$2,389,599	$3,576,600
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	406,558	$406,558

Cash paid for:
Interest	-	30,955	40,980
Taxes	-		-

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

From inception through December 31, 2010, the Company primarily focused on the raising of capital. As of December 31, 2010, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4). As of December 31, 2010, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On September 24, 2010 the Company notified YA Global Investments in writing of its intention to terminate the Standby Equity Distribution Agreement (SEDA).

In response to this letter YA Global informed the company in a letter dated October 5, 2010 that the SEDA agreement will terminate on or about October 15, 2010. YA Global also informed the company that even though the SEDA agreement is terminated its associated Warrant to purchase 4,027,386 shares of Our common stock remains in effect until it expires on October 8, 2013.

On October 18, 2011 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Genetic Immunity

As of the date of this report the Company has not yet acquired any equity in Genetic immunity but still intends to do so pending availability of sufficient capital. As a direct result of this intention, both parties agreed that the original agreement is still if effect.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2010 and for the period from April 26, 2006 (date of inception) to December 31, 2010.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2011. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through December 31, 2010, the Company had an accumulated deficit of $8,343,534 and net cash used in operations of $2,061,017. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) will allow them to continue operations and execute its business plan.

On March16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The Note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05.

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2011. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the government or by pension funds, therefore no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2010, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2010 is $5,564.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2010 and 2009, respectively. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2010 and 2009, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Recent Accounting Pronouncements:

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Update No. 2010-13 “The Effects of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events” (“2010-09”). The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective immediately.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance with effect from January 1, 2010 without material impact on its consolidated financial statements.

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. The amendments are effective beginning in the period that an entity adopts Statement 160. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In December 2009, the FASB amended the Accounting Standards Codification (“ASC”) to provide consolidation guidance that requires a more qualitative assessment of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance also requires an ongoing reconsideration of the primary beneficiary. This guidance was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

In December 2009, the FASB amended the ASC to provide guidance on the accounting for transfers and servicing of financial assets. This guidance became effective for fiscal years beginning after November 15, 2009 and was adopted by the Company on a prospective basis as of January 1, 2010 without material impact on its consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 -	OTHER RECEIVABLES

	December 31, 2010	December 31, 2009
VAT reclaimable	$12,060	$10,595
Advances given	-	-
Other	2,899	9,115
Total	$14,959	$19,710

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In August, 2007, the Company also entered into a loan commitment agreement with in4. According to the agreement the Company has committed a loan of approximately $271,000 to in4. The loan amount has been provided by May 31, 2009. In November of 2008 the Company transferred to in4 the entire loan amount, upon which the Company elected to covert the loan into an additional 10% equity in in4. As of January 15, 2009 the Company maintains a minority 40% equity in in4 Ltd. Since capitalization of the loan to equity, as of December 31, 2009 the Company has provided an additional $310,000 loan to in4. During 2010 a new investor entered in4 Ltd, and the share of the Company decreased to 38.5%.

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

NOTE 5 -	FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Machinery and equipment	$62,187	$68,357
Vehicles	435,435	483,108
Office equipment	67,212	74,570
Software and website registration rights	55,866	32,419
Total	620,700	658,454
Less: Accumulated depreciation and amortization	(311,857)	(204,703)
Net property and equipment	308,843	453,751

The net book value of fixed assets under capital lease amount to $251,920 and $358,543 at December 31, 2010 and at December 31, 2009, respectively. Depreciation and amortization expense for the years ended December 31, 2010 and December 31, 2009 was $98,168 and $118,166, respectively and $361,427 for the period from April 26, 2006 (date of inception) to December 31, 2010.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at December 31, 2010). Interest expense in connection with such note amounted to $40,009 and $33,998 for the year ended at December 31, 2010 and at December 31, 2009, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010:

For the year ending December 31, 2010	Amounts

2011	107,579
2012	79,857
2013	78,542
2014	24,536

Total minimum lease payments	290,514

Less: amounts representing interest	47,229

Present value of net minimum lease payments	243,285

Less: current portion	64,723

Long term liability	$178,562

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

During the October and November 2010, the Company entered into agreements with several unaffiliated professionals for consulting services. According to the agreement the professionals provid consulting services to the Company in 2010. In connection with these services, the Company issued to them 874,000 shares of the Company’s common stock. These share issuances were recorded at $0.5 per share in the total amount of $437,000 and the related expense was recorded under general administration.

In September 2010, the Company entered into an agreement with four unaffiliated professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued to them 153,000 shares of the Company’s common stock. These share issuances were recorded at $0.5 per share in the total amount of $76,500 and the related expense was recorded under general administration.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $200,528 for the period ended December 31, 2010, respectively and $200,528 for the period from April 26, 2006 (date of inception) to December 31, 2010, in accordance with ASC 505-50 and ASC 718-10.

In June 2010, the Company entered into an agreement with two unaffiliated professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued to them 20,000 shares of the Company’s common stock. These share issuances were recorded at $0.1 per share in the total amount of $2,000 and the related expense was recorded under general administration.

In April 2009, the Company entered into an agreement with two unaffiliated professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2009. In connection with these services, the Company issued to them 250,000 shares of the Company’s common stock. These share issuances were recorded at $0.4 per share in the total amount of $100,000 and the related expense was recorded under general administration.

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to December 31, 2010, in accordance with ASC 505-50 and ASC 718-10.

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

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

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

On September 24, 2010 the Company notified YA Global Investments in writing of its intention to terminate the Standby Equity Distribution Agreement (SEDA).

In response to this letter YA Global informed the company in a letter dated October 5, 2010 that the SEDA agreement will terminate on or about October 15, 2010. YA Global also informed the company that even though the SEDA agreement is terminated its associated Warrant to purchase 4,027,386 shares of Our common stock remains in effect until it expires on October 8, 2013.

On October 18, 2011 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2010 and $150,000 for the period from April 26, 2006 (date of inception) to December 31, 2010, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended December 31, 2010 and December 31, 2009, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to December 31, 2010, in accordance with ASC 505-50.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to December 31, 2010, in accordance with ASC 505-50 and ASC 718-10.

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

Summaries of non-vested restricted stock awards are as follows:

	#	Weighted Average Grant date fair
	Shares	value
Non-vested at December 31, 2009	37,500	$15,000
Granted in 2010	540,000	54,000
Forfeited
Vested in 2010	(577,500)	(69,000)
Non-vested at December 31, 2010	-	-

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2010 and 2009 were $0.50 and $0.40, respectively. The total fair value of shares vested during the year ended December 31, 2010 was $69,000.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9 -	GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings at December 31, 2009 and at December 31, 2008:

	December 31, 2009	December 31, 2008
Stock based compensation	54,000	1,755,625
Stock based Consultant services	148,145	169,859
Marketing expenses	-	1,093,224
Other	147,852	231,289
Total	349,997	3,249,997

NOTE 10 -	SUBSEQUENT EVENTS

On February 7, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services we issued a onetime payment of 215,000 shares of our common stock, which vested immediately.

On February 9, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide services in term of potential business opportunities in Poland. In exchange for his services we issued a onetime payment of 435,000 shares of our common stock, which vested immediately.

On February 24, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services we issued a onetime payment of 75,000 shares of our common stock, which vested immediately.

On March 16, 2011 we entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The NOTE bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

On May 12, 2009 we were presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us by Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology. On June 22, 2009 our Legal Counsel attended the court hearing (the hearing took place at Metropolitan Court, Budapest) on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working towards a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. A second hearing on this issue was held on January 15, 2010 (hearing took place at Metropolitan Court, Budapest.) In this hearing the judge asked Janos Salca to withdraw his claims and Us to mediate a mutually agreeable resolution. He set a third and final hearing for September of 2010, also to be held at Metropolitan Court in Budapest.

Index

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11 -	COMMITMENTS AND CONTINGENCIES (Continued)

Up to the date of the third and final hearing we were not contacted by Janos Salca to negotiate a mutually beneficial arrangement. Because of this the court case advanced and the final hearing on this issue was held on September 13th of 2010, also at the Metropolitan Court of Budapest. During this hearing the Judge ruled that Janos Salca’s claims were without merit and ruled in Our favor on all counts. Concurrent with the ruling the Judge ordered Janos Salca to pay processing fees (equal to approximately $4,000 dollars) and to reimburse our court expenses in the amount of $1,500 dollars. Based on consultation with our legal counsel we felt the legal expenses awarded were not in-line with customary and accepted legal fees. Therefore on September 28th we have submitted an appeal, asking the court to increase the recoverable legal fees to at least $7,000 dollars. As of this filing we have not yet heard from the court on this issue.