Form 10-Q
period 2011-03-31
Power of The Dream Ventures Inc
filed 2011-05-13
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.0001 par value	53,529,017
(Class)	(Outstanding at May 15, 2011)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
March 31, 2011

Page

PART I – FINANCIAL INFORMATION	3

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

Condensed Consolidated Balance sheet At March 31, 2011 (Unaudited)	3

Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity For the Three Months Ended March 31, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2011	5

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2011	9

Notes to the Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3 – CONTROLS AND PROCEDURES	43

PART II – OTHER INFORMATION	43

ITEM 1 – LEGAL PROCEEDINGS	43

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4 – REMOVED AND RESERVED	48

ITEM 5 – OTHER INFORMATION	48

ITEM 6 – EXHIBITS	49

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS

Current Assets
Cash		$3,528	$2,195
Other receivables	3	19,384	14,959
Total Current Assets		22,912	17,154

Fixed assets, net	5	319,243	308,843
Total Assets		$342,155	$325,997

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$308,815	$273,741
Capital leases payable, current portion	7	63,120	64,723
Short term loans from related parties		152,961	94,064
Note payable	6	271,000	195,000
Total Current Liabilities		795,896	627,528

Long term liabilities
Capital leases payable, less current portion	7	195,249	178,562
Total Long Term Liabilities		195,249	178,562

Stockholders’ Equity

Preferred stock, $0.0001 par value,10,000,000 shares authorised, issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 53,374,017 and 52,109,017 shares issued and outstanding	8	5,338	5,211
Additional Paid-In Capital		8,508,911	8,236,638
Deficit accumulated during development stage		(8,663,463)	(8,343,534)
Other Comprehensive Income		(17,012)	5,564
Unearned Compensation		(482,764)	(383,972)
Total Stockholders’ Equity		(648,990)	(480,093)

Total liabilities and stockholders’ equity		$342,155	$325,997

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended March 31, 2011	Three Months ended March 31, 2010	For the Period from April 26, 2006 (date of inception) to March 31, 2011

Net Sales		$-	$-	$5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122

Materials and services		3,462	2,784	79,440
General administration		212,221	53,835	6,613,971
Research and development	4	50,000	22,759	824,807
Personnel expenses		23,712	21,477	410,156
Depreciation and amortization	5	23,029	28,869	384,456
Other expenses, net		10	-	14,915
Operating expenses		312,434	129,724	8,327,745

Loss from operations		(312,434)	(129,724)	(8,325,623)

(Interest expense)/ interest income and exchange (losses)/ gains		(7,495)	(8,315)	(85,872)
Loss before provision (benefit) for income taxes		(319,929)	(138,039)	(8,411,495)
Income taxes		-	-	(1,205)
Net loss		$(319,929)	$(138,039)	$(8,412,700)
Basic and Diluted loss per share		$(0.01)	$(0.00)

Weighted average number of shares outstanding – Basic and diluted		53,048,511	48,851,291

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)
Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Private placement for $0.5 per share (See Note 8)	70,000	7		34,993			35,000
Shares issued for services at $0.5 per share (See Note 8)	1,027,000	100		513,400		(513,500)	-
Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	-
Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	-
Exercise of warrant	3,226	3		1,613			1,616
Amortization of Unearned Compensation						200,528	200,528
Currency Translation Adjustment					(38,874)		(38,874)	(38,874)
Net loss for the period			(588,910)				(588,910)	(588,910)
Balance at December 31, 2010	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)
Shares issued for services per share (See Note 8)	725,000	73		191,327		(191,400)	-
Shares issued for stock based compensation at $0.15 per share (See Note 8)	540,000	54		80,946		(81,000)	-
Amortization of Unearned Compensation						173,608	173,608
Currency Translation Adjustment					(22,576)		(22,576)	(22,576)
Net loss for the period			(319,929)				(319,929)	(319,929)
Balance at March 31, 2011	53,374,017	$5,338	$(8,663,463)	8,508,911	$(17,012)	$(482,764)	$(648,990)	$(342,505)

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended March 31, 2011	For the period ended March 31, 2010	Cumulative from April 26, 2006 (date of inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(319,929)	$(580,878)	$(8,412,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	173,608	410,562	5,246,236
Issue of shares for services	-	-	210,000
Recapitalization under reverse merger		-	(250,763)
Investment into Genetic Immunity	50,000	-	50,000
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	23,029	29,211	384,456
	(73,292)	(141,105)	(2,738,771)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	(4,425)	(16,003)	(19,384)
(Increase)/ decrease in related party liabilities	58,897		152,961
Increase in accounts payable and accrued liabilities	35,074	(28,135)	558,815

Net cash used in operating activities	16,254	(185,243)	(2,046,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(18,345)	(87,033)	(445,330)
Investment into Genetic Immunity	(50,000)		(50,000)
Net cash used in investing activities	(68,345)	(87,033)	(495,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-		149,835
Exercise of warrant			1,616
Proceeds from (Repayment of) notes	76,000	-	21,000
Proceeds from sale of common stock	-	-	2,400,218
Net cash from financing activities	76,000	-	2,572,669

Effect of exchange rate changes on cash	(22,576)	(10,008)	(27,432)

Net increase / (decrease) in cash	1,333	(282,284)	3,528

Cash at beginning of period	2,195	650,945	-

Cash at end of period	$3,528	$368,661	$3,528

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	191,400	-	$3,768,000
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	81,000	-	$2,671,000
Purchase of fixed assets through the assumption of capital lease obligations	-	$394,462	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	800	-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

From inception through March 31, 2011, the Company primarily focused on the raising of capital. As of March 31, 2011, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

As of March 31, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

On October 18, 2010 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Genetic Immunity

On February 23, 2009 the Company entered into a consultation agreement with Genetic Immunity, a Hungarian biotechnology research and development company working on immune amplification nanomedicine products, including a HIV vaccine that has completed in Phase 2 clinical trials.

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

On March 7, 2011 we entered into an extension of this agreement for the purpose of assisting Genteic Immunity in becoming a publicly traded corporation in the United States. The new agreement gives the Company rights to invest up to $1,400,000 into Genetic Immunity, to be completed by December 31, 2011 in one or more payment. The investment buys Genetic Immunity LLC Series B units that are convertible into common stock once the company becomes publicly traded in the United States. As of March 30, 2011 we have invested $50,000 of this amount. We anticipate raising additional capital to complete the entire investment. In exchange for the investment we are to receive 14% of Gentic Immunity once $500,000 dollars has been invested, and warrant to purchase Genetic Immunity common stock, including one million shares at $20 dollars, one million shares at $30 dollars and one million shares at $40 dollars once Genetic immunity becomes a public company. We have a Warrant that gives us rights to purchase 1,000,000 shares of common stock, at an excersize price of $20 per share. According to the agreement, there is a second warrant, which gives the Company rights to purchase an additional one million shares of common stock at the excersize price of $30 dollars per shares and a third Warrant which gives rights to purchase an additional one million shares of common stock at the excersize price of $40 dollars per shares.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2011 and for the period from April 26, 2006 (date of inception) to March 31, 2011.

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

Since inception through March 31, 2011, the Company had an accumulated deficit of $8,663,463 and net cash used in operations of $2,020,379. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) will allow them to continue operations and execute its business plan.

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The Note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05.

Management believes the Company has adequate capital to keep the Company functioning through March 31, 2012. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2011, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at March 31, 2011 is $17,012.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2011 and 2010, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2011 and 2010, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Recent Accounting Pronouncements:

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2010, the FASB issued Update No. 2010-13 “The Effects of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

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

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

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

NOTE 3 - OTHER RECEIVABLES

	March 31, 2011	December 31, 2010

VAT reclaimable	$17,282	$12,060
Other	2,102	2,899
Total	$19,384	$14,959

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

NOTE 4 - RESEARCH AND DEVELOPMENT (“R&D”) - Continued

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

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010

Machinery and equipment	$69,169	$62,187
Vehicles	484,321	435,435
Office equipment	74,843	67,212
Software and website registration rights	62,138	55,866
Total	690,471	620,700
Less: Accumulated depreciation and amortization	(371,228)	(311,857)
Net property and equipment	$319,243	308,843

The net book value of fixed assets under capital lease amount to $260,664 and $251,920 at March 31, 2011 and at December 31, 2010, respectively. Depreciation and amortization expense for the periods ended March 31, 2011 and December 31, 2010 was $23,029 and $98,168, respectively and $384,456 for the period from April 26, 2006 (date of inception) to March 31, 2011.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at March 31, 2011). Interest expense in connection with such note amounted to $41,905 and $40,009 for the year ended at March 31, 2011 and at December 31, 2010, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - CAPITAL LEASES PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2011:

For the period ending March 31, 2011	Amounts

2011	$63,120
2012	84,438
2013	82,930
2014	45,428

Total minimum lease payments	$275,916

Less: amounts representing interest	$17,547

Present value of net minimum lease payments	$258,369
Less: current portion	63,120

Long term liability	$195,249

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

On February 7, 2011 the Company entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services the Company issued a onetime payment of 215,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $64,500 and the related expense was recorded under general administration.

On February 9, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide services in term of potential business opportunities in Poland. In exchange for his services we issued a onetime payment of 435,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.24 per share in the total amount of $104,400 and the related expense was recorded under general administration.

On February 24, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services we issued a onetime payment of 75,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $22,500 and the related expense was recorded under general administration.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

During October and November of 2010, the Company entered into agreements with several unaffiliated professionals for consulting services. According to the agreement the professionals provid consulting services to the Company in 2010. In connection with these services, the Company issued to them 874,000 shares of the Company’s common stock. These share issuances were recorded at $0.5 per share in the total amount of $437,000 and the related expense was recorded under general administration.

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $153,358 for the period ended March 31, 2011, and $284,889 for the period from April 26, 2006 (date of inception) to March 31, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2011 and December 31, 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to March 31, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

In response to this letter YA Global informed the company in a letter dated October 5, 2010 that the SEDA agreement will terminate on or about October 15, 2010. YA Global also informed the company that even though the SEDA agreement is terminated its associated Warrant to purchase 4,027,386 shares of the Company’s common stock remains in effect until it expires on October 8, 2013.

On October 18, 2010 the Company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2011 and $150,000 for the period from April 26, 2006 (date of inception) to March 31, 2011, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2011 and December 31, 2010, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to March 31, 2011, in accordance with ASC 505-50.

Stock based compensations

On January 1, 2011, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 100,000 shares of the Company’s restricted common stock of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. As part of the agreement Mr. Kun was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Gene Guhne, who is to serve as Director of the company on a going forward basis. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

As consideration for the above services, the Company issued an aggregate of 540,000 shares of the Company’s common stock. These share issuances were recorded at $0.15 per share in the total amount of $81,000 in accordance with measurement date principles prescribed under FAS 123 (R).

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2011 and December 31, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to March 31, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 9 - SUBSEQUENT EVENTS

In April 1 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 per share to an unaffiliated private investor for aggregate proceeds of $57,894.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2011, we have had only limited operations and acquired rights to eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. As of March 31, 2011 we have elected to discontinue our TothTelescope distribution agreement and have also ceased development work on the desalination device and the H2Gas additive. All three technologies have been discontinued. The rest of our technologies are still in the development stage (see Note 4). As of March 31, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions.

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

Since inception through March 31, 2011, the Company had an accumulated deficit of $8,663,463 and net cash used in operations of $2,046,379. However, management of the Company believes that the funding from private placements in 2011 of the Company’s common shares (See Note 8) together with the anticipated raising of additional capital will allow us to continue operations and execute our business plan.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2012, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 31, 2011, the Company had a deficit in working capital of $520,199.

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

As of March 31, 2011 we have completed an independent technology testing and verification process with FireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis by during the first half of 2011 and report on results when they become available.

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

As of March 31, 2011 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. Upon extensive review we have concluded that this agreement is no longer in the best interest of the company and our shareholderse.

Because of this, on September 24, 2010 we notified YA Global Investments of our intention to terminate the SEDA agreement. In response to our termination request letter YA Global confirmed receipt and notified us that the SEDA agreement will terminate on Ocotber 15, 2010. Unfortunately the Warrant associated with the SEDA remains in effect until it runs out on October 8, 2013 or when it is excersized. We are attempiting to seek resolution to this Warrant though a mutually agreed upon termination, however there can be no assurance that YA Global Investments will agree with our Warrant termination request. If the Warrant can not be terminated YA Global Investments can exersize it at any point in time resulting in the issuance of an additional 4,027,386 shares of our common stock at an excersize price of $0.29 cents

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funds to proceed only with basic administrative operations and incremental operations with respect to our investment in in4 Ltd.

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd. As of March 31, 2011, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Recent Accounting Pronouncements

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Results of Operations

Three Months Period Ended March 31, 2011 compared to Three Months Period Ended March 31, 2010

Revenue

For the three months ended March 31, 2011 and 2010, we had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2011 general, selling and administrative expenses were $212,221 as compared to $53,835 for the three months ended March 31, 2010. The increase in general, selling and administrative expenses are attributable to stock based payments and consulting expenses.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of March 31, 2011, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 208.25 HUF/USD as of December 31, 2010, to 187.23 HUF/USD as of March 31, 2011, an approximate 11% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2011 and 2010 were 198.04 and 197.55, respectively.

Index

ITEM 4 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the courth hearing (hearing took place at the Municipal Court of Budapest) on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. At the second hearing on this issue in January of 2010 (hearing was also held at the Municipal Court of Budapest), the judge requested that we supply him with proof, in the form of receipts, of he amount we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. By June 30, 2010 we have submitted all required proof of our financial expenditures. The final hearing on this issue was held in September of 2010 (also at the Municipal Court of Budapest.)  During this hearing the Judge ruled that Janos Salca’s claims are without merit and ruled in our favor on all counts. Cuncurrent with the ruling the Judge ordered Janos Salca to pay processing fees (equal to approximately $4,000 dollars) and to reimburse our cort expenses in the amount of $1,500 dollars. Based on consultation with our legal councel we felt that the legal expenses awarded were not in-line with costumary and incurred fees. Therefore we have submitted an appeal, asking the court to increase the recoverable legal expense fee to at least $7,000 dollars. As of this date we are still awaiting response from the court.

As we originally maintained, and have now been validated by the court, the claim brought forth by Mr. Salca was/is completely without merit. We have been diligently, although at a much slower pace than originally anticipated, pursuing development of RiverPower. At the beginning of the legal action we anticipated having a full scale prototype available for river testing in the first half of 2010. Because of the court case we were forced to suspend all development until final verdict rendered. Even though we believed we will emerge victorious

Index

ITEM 1 – LEGAL PROCEEDINGS (Continued)

in the case, further expenditures (both development work and patent fees) would have not benefited the company in case the court ruling was not in our favour.

Unfortunately since the case dragged on for over a year and a half we were unable to maintain the patent portfolio built up around RiverPower. Paying of substantial amounts for international patent fees, in the event of loosing the court case, would have resulted in unrecoverable expenses and have only benefited Mr. Salca. Even though we have won the litigation we are now faced with another issue, the expired patents, a quintessential part of RiverPower’s success.

We are now exploring all available options at our disposal on how to proceed with RiverPower. As of March 31, 2011 we are evaluating whether new patent application could be filed, the expense of such new filings, the potential outcome of RiverPower technology based on data gathered in two separate technology verification trials, and whether we should initiate a countersuit against Mr. Salca for causing serious and significant financial loss to the Company. Because of Mr. Salca’s baseless accusation, an accusation that costs us precious time and resulted in patent expiration because of unpayment of fees, we are now forced to reevaluate the entire RiverPower project.

As of March 31, 2011 we are still undecided as to discontinue the project or attempt to continue it in a revised form. As soon as we determine the best course of action we will fully disclose such a decision.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 1 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 per share to an unaffiliated private investor for aggregate proceeds of $57,894.

On February 7, 2011 the Company entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services the Company issued a onetime payment of 215,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $64,500 and the related expense was recorded under general administration.

On February 9, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide services in term of potential business opportunities in Poland. In exchange for his services we issued a onetime payment of 435,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.24 per share in the total amount of $104,400 and the related expense was recorded under general administration.

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)

On February 24, 2011 we entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services we issued a onetime payment of 75,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $22,500 and the related expense was recorded under general administration.

On January 1, 2011, the Company entered into a restricted stock agreement with Ildiko Rozsa, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 100,000 shares of the Company’s restricted common stock of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Szilvia Toth, the Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Daniel Kun, Jr., who is to serve as Secretary and Vice President of the company on a going forward basis. As part of the agreement Mr. Kun was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Gene Guhne, who is to serve as Director of the company on a going forward basis. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

As consideration for the above services, the Company issued an aggregate of 540,000 shares of the Company’s common stock. These share issuances were recorded at $0.15 per share in the total amount of $81,000 in accordance with measurement date principles prescribed under FAS 123 (R).

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – REMOVED AND RESERVED

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: May 13, 2011	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended March 31, 2011
Index to Exhibits Filed

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.