Form 10-Q
period 2011-06-30
Power of The Dream Ventures Inc
filed 2011-08-15
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	54,075,506
(Class)	(Outstanding at August 15, 2011)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
June 30, 2011

Page

PART I – FINANCIAL INFORMATION	3

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

Condensed Consolidated Balance sheet At June 30, 2011 (Unaudited)	3

Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity For the Six Months Ended June 30, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2011	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to June 30, 2011	9

Notes to the Condensed Consolidated Financial Statements (Unaudited)	10

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3 – CONTROLS AND PROCEDURES	46

PART II – OTHER INFORMATION	46

ITEM 1 – LEGAL PROCEEDINGS	46

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	52

ITEM 4 – REMOVED AND RESERVED	52

ITEM 5 – OTHER INFORMATION	52

ITEM 6 – EXHIBITS	53

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS

Current Assets
Cash		$2,790	$2,195
Other receivables	3	12,857	14,959
Total Current Assets		15,647	17,154

Fixed assets, net	5	300,314	308,843
Total Assets		$315,961	$325,997

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$351,943	$273,741
Capital leases payable, current portion	7	69,511	64,723
Short term loans from related parties	9	186,245	94,064
Note payable	6	271,000	195,000
Total Current Liabilities		878,699	627,528

Long term liabilities
Capital leases payable, less current portion	7	178,333	178,562
Total Long Term Liabilities		178,333	178,562

Stockholders’ Equity

Preferred stock, $0.0001 par value, 10,000,000 shares authorised, issued Common stock, $.0001 par value; 250,000,000 shares authorized, 54,075,506 and 52,109,017 shares issued and outstanding	8	5,408	5,211
Additional Paid-In Capital		8,756,717	8,236,638
Deficit accumulated during development stage		(9,058,994)	(8,343,534)
Other Comprehensive Income		(19,698)	5,564
Unearned Compensation		(424,504)	(383,972)
Total Stockholders’ Equity		(741,071)	(480,093)

Total liabilities and stockholders’ equity		$315,961	$325,997

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010	For the Period from April 26, 2006 (date of inception) to June 30, 2011

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122
Materials and services		4,581	4,046	8,043	6,830	84,021
General administration		326,966	63,358	539,187	117,193	6,940,937
Research and development	4	-	(13,853)	50,000	8,906	824,807
Personnel expenses		26,613	20,053	50,325	41,530	436,769
Depreciation and amortization	5	25,654	20,592	48,683	49,461	410,110
Other expenses, net		-	6,592	10	6,592	14,915
Operating expenses		383,814	100,788	696,248	230,512	8,711,559

Loss from operations		(383,814)	(100,788)	(696,248)	(230,512)	(8,709,437)

(Interest expense)/ interest income and exchange (losses)/ gains		(11,717)	(7,257)	(19,212)	(15,572)	(97,589)
Loss before provision (benefit) for income taxes		(395,531)	(108,045)	(715,460)	(246,084)	(8,807,026)

Income taxes		-	-	-	-	(1,205)

Net loss		$(395,531)	$(108,045)	$(715,460)	$(246,084)	$(8,808,231)
Basic and Diluted loss per share		$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding – Basic and diluted		53,810,617	49,816,993	53,431,373	49,593,063

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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)
Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Private placement for $0.5 per share (See Note 8)	70,000	7		34,993			35,000
Shares issued for services at $0.5 per share (See Note 8)	1,027,000	100		513,400		(513,500)	-
Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	-
Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	-
Exercise of warrant	3,226	3		1,613			1,616
Amortization of Unearned Compensation						200,528	200,528
Currency Translation Adjustment					(38,874)		(38,874)	(38,874)
Net loss for the period			(588,910)				(588,910)	(588,910)
Balance at December 31, 2010	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)
Private placement at $0.29 per share (see Note 8)	196,489	20		56,962			56,982
Shares issued for services per share (See Note 8)	1,230,000	123		382,171		(382,294)	-
Shares issued for stock based compensation at $0.15 per share (See Note 8)	540,000	54		80,946		(81,000)	-
Amortization of Unearned Compensation						422,762	422,762
Currency Translation Adjustment					(25,262)		(25,262)	(25,262)
Net loss for the period			(715,460)				(715,460)	(715,460)
Balance at June 30, 2011	54,075,506	$5,408	$(9,058,994)	8,756,717	$(19,698)	$(424,504)	$(741,071)	$(740,722)

The accompanying notes form an integral part of these consolidated financial statements.

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended June 30, 2011	For the period ended June 30, 2010	Cumulative from April 26, 2006 (date of inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(715,460)	$(246,084)	$(8,808,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	422,762	42,068	5,495,390
Issue of shares for services	-	-	210,000
Recapitalization under reverse merger		-	(250,763)
Investment into Genetic Immunity	50,000	-	50,000
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	48,683	49,461	410,110
	(194,015)	(154,555)	(2,859,494)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	2,102	(1,359)	(12,857)
(Increase)/ decrease in related party liabilities	92,181	-	186,245
Increase in accounts payable and accrued liabilities	28,202	36,862	591,523

Net cash used in operating activities	(71,530)	(119,052)	(2,094,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(35,595)	-	(462,580)
Investment into Genetic Immunity	(50,000)	-	(50,000)
Net cash used in investing activities	(85,595)	-	(512,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Exercise of warrant		-	1,616
Proceeds from (Repayment of) notes	76,000	-	21,000
Proceeds from sale of common stock	56,982	159,701	2,457,200
Net cash from financing activities	132,982	159,701	2,629,651

Effect of exchange rate changes on cash	24,738	(21,283)	(19,698)

Net increase / (decrease) in cash	595	19,366	2,790

Cash at beginning of period	2,195	9,726	-

Cash at end of period	$2,790	$29,092	$2,790

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	382,294	20,000	$3,958,894
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	81,000	54,000	$2,671,000
Purchase of fixed assets through the assumption of capital lease obligations	-	-	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	800	-

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

From inception through June 30, 2011, the Company primarily focused on the raising of capital. As of June 30, 2011, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

As of June 30, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

FireSAFE

On August 20, 2008 the Company licensed its FireSAFE technology to a group of Hungarian investors for a license acquisition fee of HUF 20,000,000 (approximately $120,000), where half of the license fee was received by the Company in August of 2008. The received amount was recorded as a liability in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101"). A new company called FireLESS Ltd. was established and given commercialization license. The Company received 30% equity in FireLESS Ltd in addition to the one time license acquisition fee which was recorded as research and development expense in accordance with with ASC 730-10-25 “Accounting for Research and Development Costs (See also Note 4).

To further these goals, to protecting the intellectual property FireSAFE represents, on October 20, 2008 the Company filed a PCT patent application in addition to the already filed Hungarian application to protect FireSAFE internationally.

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

Financing from this transaction was to be used by the Company for the continued development of its current technologies, commercialization of same, the acquisition of new technologies and for general corporate expenses.

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

On March 7, 2011 we entered into an extension of this agreement for the purpose of assisting Genteic Immunity in becoming a publicly traded corporation in the United States. The new agreement gives the Company rights to invest up to $1,400,000 into Genetic Immunity, to be completed by December 31, 2011 in one or more payment. The investment buys Genetic Immunity LLC Series B units that are convertible into common stock once the company becomes publicly traded in the United States. As of June 30, 2011 we have invested $50,000 of this amount. We anticipate raising additional capital to complete the entire investment. In exchange for the investment we are to receive 14% of Gentic Immunity once $500,000 dollars has been invested, and warrant to purchase Genetic Immunity common stock, including one million shares at $20 dollars, one million shares at $30 dollars and one million shares at $40 dollars once Genetic immunity becomes a public company. We have a Warrant that gives us rights to purchase 1,000,000 shares of common stock, at an excersize price of $20 per share. According to the agreement, there is a second warrant, which gives the Company rights to purchase an additional one million shares of common stock at the excersize price of $30 dollars per shares and a third Warrant which gives rights to purchase an additional one million shares of common stock at the excersize price of $40 dollars per shares.

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2011 and for the period from April 26, 2006 (date of inception) to June 30, 2011.

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

Since inception through June 30, 2011, the Company had an accumulated deficit of $9,058,994 and net cash used in operations of $2,094,583. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6 and Note 10) will allow them to continue operations and execute its business plan.

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $44,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  GENERAL INFORMATION (Continued)

Management believes the Company has adequate capital to keep the Company functioning through June 30, 2012. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2011, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at June 30, 2011 is $20,609.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended June 30, 2011 and 2010, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2011 and 2010, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In June 2011, the FASB issued Accounting Standards Update 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - OTHER RECEIVABLES

	June 30, 2011	December 31, 2010
VAT reclaimable	$11,302	$12,060
Other	1,555	2,899
Total	$12,857	$14,959

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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010

Machinery and equipment	$70,487	$62,187
Vehicles	493,547	435,435
Office equipment	76,329	67,212
Software and website registration rights	63,322	55,866
Total	703,685	620,700
Less: Accumulated depreciation and amortization	(403,371)	(311,857)
Net property and equipment	$300,314	308,843

The net book value of fixed assets under capital lease amount to $245,498 and $251,920 at June 30, 2011 and at December 31, 2010, respectively. Depreciation and amortization expense for the periods ended June 30, 2011 and December 31, 2010 was $48,683 and $98,168, respectively and $410,110 for the period from April 26, 2006 (date of inception) to June 30, 2011.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at June 30, 2011). Interest expense in connection with such note amounted to $45,384 and $40,009 for the year ended at June 30, 2011 and at December 31, 2010, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2011:

For the period ending June 30, 2011	Amounts

2011	$45,257
2012	90,515
2013	89,024
2014	48,765

Total minimum lease payments	$273,561

Less: amounts representing interest	$25,717

Present value of net minimum lease payments	$247,844
Less: current portion	69,511

Long term liability	$178,333

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY

Private placements

During the second quarter of 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 for aggregate proceeds of $56,962.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 -  STOCKHOLDERS’ EQUITY (Continued)

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

During April and May of 2011, the Company entered into agreements with five unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued to them 505,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date, ranging from $0.34 to $0.48 per share in the total amount of $190,900 and the related expense was recorded under general administration.

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $362,976 for the period ended June 30, 2011, and $284,889 for the period from April 26, 2006 (date of inception) to June 30, 2011, in accordance with ASC 505-50 and ASC 718-10.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 -  STOCKHOLDERS’ EQUITY (Continued)

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2011 and December 31, 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to June 30, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2011 and $150,000 for the period from April 26, 2006 (date of inception) to June 30, 2011, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended June 30, 2011 and December 31, 2010, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to June 30, 2011, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended June 30, 2011 and December 31, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to June 30, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

INDEX

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - HORT TERM LOANS FROM RELATED PARTIES

By the end of June 30, 2011 and December 31, 2010, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Daniel Kun Jr. provided short term loans of $186,245 and $94,064 respectively. The loan bears zero interest.

NOTE 10 - SUBSEQUENT EVENTS

On August 5, the company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passlaqua requested that the outstanding portion of the Promissary Note be payed in shares in such quanity that will stafy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common. Upon conversion of the $70,000 our outstanding Promissory Note balance will be $125,000 plus accrued interest, which at August 15, 2011 was $43,177.

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $44,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through June 30, 2011, we have had only limited operations and acquired rights to eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. As of June 30, 2011 we have elected to discontinue our TothTelescope distribution agreement and have also ceased development work on the desalination device and the H2Gas additive. All three technologies have been discontinued. The rest of our technologies are still in the development stage (see Note 4). As of June 30, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions.

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

Since inception through June 30, 2011, the Company had an accumulated deficit of $9,058,994 and net cash used in operations of $2,094,583. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6 and Note 10) will allow them to continue operations and execute its business plan.

INDEX

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2012, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the second quarter of 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 for aggregate proceeds of $56,982.

On June 30, 2011, the Company had a deficit in working capital of $863,052.

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

As of June 30, 2011 we have completed an independent technology testing and verification process with FireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis by during 2011 and report on results when they become available.

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

INDEX

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

As of June 30, 2011 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. Upon extensive review we have concluded that this agreement is no longer in the best interest of the company and our shareholderse.

Because of this, on September 24, 2010 we notified YA Global Investments of our intention to terminate the SEDA agreement. In response to our termination request letter YA Global confirmed receipt and notified us that the SEDA agreement will terminate on Ocotber 15, 2010. Unfortunately the Warrant associated with the SEDA remains in effect until it runs out on October 8, 2013 or when it is exercised.

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

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd. As of June 30, 2011, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

INDEX

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

INDEX

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Results of Operations

Six Months Period Ended June 30, 2011 compared to Six Months Period Ended June 30, 2010

Revenue

For the six months ended June 30, 2011 and 2010, we had no revenues.

General, selling and administrative expenses

For the six months ended June, 2011 general, selling and administrative expenses were $539,187 as compared to $117,193 for the six months ended June 30, 2010. The increase in general, selling and administrative expenses are attributable to consulting expenses.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of June 30, 2011, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 208.25 HUF/USD as of December 31, 2010, to 183.73 HUF/USD as of June 30, 2011, an approximate 12% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2011 and 2010 were 188,3 and 197.55, respectively.

INDEX

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

INDEX

ITEM 1 – LEGAL PROCEEDINGS (Continued)

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

We are now exploring all available options at our disposal on how to proceed with RiverPower. As of June 30, 2011 we are evaluating whether new patent application could be filed, the expense of such new filings, the potential outcome of RiverPower technology based on data gathered in two separate technology verification trials, and whether we should initiate a countersuit against Mr. Salca for causing serious and significant financial loss to the Company. Because of Mr. Salca’s baseless accusation, an accusation that costs us precious time and resulted in patent expiration because of unpayment of fees, we are now forced to reevaluate the entire RiverPower project.

As of June 30, 2011 we are still undecided as to discontinue the project or attempt to continue it in a revised form. As soon as we determine the best course of action we will fully disclose such a decision.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 1 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 per share to an unaffiliated private investor for aggregate proceeds of $56,982.

During April and May of 2011, the Company entered into agreements with five unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued to them 505,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date ranging from $0.34 to $0.48 per share in the total amount of $190,900 and the related expense was recorded under general administration.

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

INDEX

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – REMOVED AND RESERVED

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

INDEX

ITEM 6 - EXHIBITS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: August 15, 2011	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa Ildiko Rozsa
Principal Financial Officer

INDEX

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended June 30, 2011
Index to Exhibits Filed

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.