Form 10-Q
period 2011-09-30
Power of The Dream Ventures Inc
filed 2011-11-14
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	58,320,344
(Class)	(Outstanding at November 14, 2011)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A Development Stage Company)

INDEX TO FORM 10
September 30, 2011

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

Condensed Consolidated Balance sheet At September 30, 2011 (Unaudited)	3

Condensed Consolidated Statements of Operations For the Nine Months Ended September 30, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity For the Nine Months Ended September 30, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2011	5

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2011	10

Notes to the Condensed Consolidated Financial Statements (Unaudited)	11

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38

ITEM 3 – CONTROLS AND PROCEDURES	49

PART II – OTHER INFORMATION	49

ITEM 1 – LEGAL PROCEEDINGS	49

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	51

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	56

ITEM 4 – REMOVED AND RESERVED	56

ITEM 5 – OTHER INFORMATION	56

ITEM 6 – EXHIBITS	57

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	Notes	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

Current Assets
Cash		$100,304	$2,195
Other receivables	3	13,730	14,959
Total Current Assets		114,034	17,154

Fixed assets, net	5	238,346	308,843

Total Assets		$352,380	$325,997

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$346,395	$273,741
Capital leases payable, current portion	7	60,520	64,723
Short term loans from related parties	9	70,000	94,064
Note payable	6	250,000	195,000
Total Current Liabilities		726,915	627,528

Long term liabilities
Capital leases payable, less current portion	7	137,690	178,562
Total Long Term Liabilities		137,690	178,562

Stockholders’ Equity
Preferred stock, $0.0001 par value,10,000,000 shares authorised, issued
Common stock, $.0001 par value;250,000,000 shares authorized,58,320,344 and 52,109,017 shares issued and outstanding	8	5,832	5,211
Additional Paid-In Capital		9,118,752	8,236,638
Deficit accumulated during development stage		(9,411,937)	(8,343,534)
Other Comprehensive Income		7,588	5,564
Unearned Compensation		(232,460)	(383,972)
Total Stockholders’ Equity		(512,225)	(480,093)

Total liabilities and stockholders’ equity		$352,380	$325,997

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED

	Notes	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010	For the Period from April 26, 2006 (date of inception) to September 30, 2011

Net Sales		$-	$-	$-	$-	$5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122

Materials and services		5,400	3,555	13,443	10,385	89,421
General administration		274,031	62,691	813,218	179,884	7,214,968
Research and development	4	-	32	50,000	8,938	824,807
Personnel expenses		23,932	20,287	74,257	61,817	460,701
Depreciation and amortization	5	24,145	23,600	72,828	73,061	434,255
Other expenses, net		19	60	29	6,652	14,934
Operating expenses		327,527	110,225	1,023,775	340,737	9,039,086

Loss from operations		(327,527)	(110,225)	(1,023,775)	(340,737)	(9,036,964)

(Interest expense)/ interest income and exchange (losses)/ gains		(25,416)	(8,504)	(44,628)	(24,076)	(123,005)
Loss before provision (benefit) for income taxes		(352,943)	(118,729)	(1,068,403)	(364,813)	(9,159,969)

Income taxes		-	-	-	-	(1,205)
Net loss		$(352,943)	$(118,729)	$(1,068,403)	$(364,813)	$(9,161,174)
Basic and Diluted loss per share		$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of shares outstanding – Basic and diluted		55,186,893	51,127,584	54,020,966	50,086,260

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2010	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)

Private placement at $0.29 per share (see Note 8)	196,489	20		56,962			56,982
Conversion of note at $0.29 per share	2,400,000	240		69,760			70,000
Private placement at $0.16 per share (see Note 8)	1,727,013	172		276,150			276,322
Private placement at $0.16 per share (see Note 8)	17,825	2		2,135			2,137
Shares issued for services per share (See Note 8)	1,330,000	133		396,161		(396,294)	-
Shares issued for stock based compensation at $0.15 per share (See Note 8)	540,000	54		80,946		(81,000)	-
Amortization of Unearned Compensation						628,806	628,806
Currency Translation Adjustment					2,024		2,024	2,024
Net loss for the period			(1,068,403)				(1,068,403)	(1,068,403)
Balance at September 30, 2011	58,320,344	$5,832	$(9,411,937)	9,118,752	$7,588	$(232,460)	$(512,225)	$(1,066,379)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended September 30, 2011	For the period ended September 30, 2010	Cumulative from April 26, 2006 (date of inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,068,403)	$(364,813)	$(9,161,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	628,806	66,569	5,701,434
Issue of shares for services	-	-	210,000
Recapitalization under reverse merger	-	-	(250,763)
Investment into Genetic Immunity	50,000	-	50,000
Issue of shares for research and development	-	-	34,000
Depreciation and amortization	72,828	73,061	434,255
	(316,769)	(225,183)	(2,982,248)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	1,229	4,704	(13,730)
(Increase)/ decrease in related party liabilities	(24,064)	-	70,000
Increase in accounts payable and accrued liabilities	72,654	59,714	604,975

Net cash used in operating activities	(266,950)	(160,765)	(2,321,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(52,970)	-	(479,955)
Investment into Genetic Immunity	(50,000)	-	(50,000)
Net cash used in investing activities	(102,970)	-	(529,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Exercise of warrant	-	-	1,616
Proceeds from (Repayment of) notes, net	125,000	-	21,000
Proceeds from sale of common stock	335,441	194,701	2,735,659
Net cash from financing activities	460,441	194,701	2,908,110

Effect of exchange rate changes on cash	(7588)	(40,643)	43,152

Net increase / (decrease) in cash	98,109	(6,707)	100,304

Cash at beginning of period	2,195	9,726	-

Cash at end of period	$100,304	$3,019	$100,304

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions Issuance of shares for services	396,294	20,000	$3,972,894
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	81,000	54,000	$2,671,000
Purchase of fixed assets through the assumption of capital lease obligations	-	-	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	800	-

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

From inception through September 30, 2011, the Company primarily focused on the raising of capital. As of September 30, 2011, the Company manages eight technologies, RiverPower, the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegreadable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic internet based search engine and content organizer applications. All of these technologies are still in the development stage (see Note 4).

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

As of September 30, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

On March 7, 2011 we entered into an extension of this agreement for the purpose of assisting Genteic Immunity in becoming a publicly traded corporation in the United States. The new agreement gives the Company rights to invest up to $1,400,000 into Genetic Immunity, to be completed by December 31, 2011 in one or more payment. The investment buys Genetic Immunity LLC Series B units that are convertible into common stock once the company becomes publicly traded in the United States. As of September 30, 2011 we have invested $50,000 of this amount. We anticipate raising additional capital to complete the entire investment. In exchange for the investment we are to receive 14% of Gentic Immunity once $500,000 dollars has been invested, and warrant to purchase Genetic Immunity common stock, including one million shares at $20 dollars, one million shares at $30 dollars and one million shares at $40 dollars once Genetic immunity becomes a public company. We have a Warrant that gives us rights to purchase 1,000,000 shares of common stock, at an excersize price of $20 per share. According to the agreement, there is a second warrant, which gives the Company rights to purchase an additional one million shares of common stock at the excersize price of $30 dollars per shares and a third Warrant which gives rights to purchase an additional one million shares of common stock at the excersize price of $40 dollars per shares.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

On September 28, 2011 we signed a termination letter with Genetic Immunity whereby our option to invest in and receive warrant in Genetic Immunity have been terminated. In consideration for the $50,000 we have invested in Genetic Immunity we have received 10 Series B Units of Genetic Immunity. These units are convertible into shares of Genetic Immunity common stock at a later date at a conversion factor to be determined.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2011 and for the period from April 26, 2006 (date of inception) to September 30, 2011.

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

Since inception through September 30, 2011, the Company had an accumulated deficit of $9,411,937 and net cash used in operations of $2,321,003. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6 and Note 10) will allow them to continue operations and execute its business plan.

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

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

Management believes the Company has adequate capital to keep the Company functioning through September 30, 2012. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2011, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive gain, at September 30, 2011 is $7,588.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended September 30, 2011 and 2010, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2011 and 2010, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update 2011-08 Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

NOTE 3 - OTHER RECEIVABLES

	September 30, 2011	December 31, 2010

VAT reclaimable	$10,803	$12,060
Other	2,927	2,899
Total	$13,730	$14,959

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

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010

Machinery and equipment	$60,776	$62,187
Vehicles	418,881	435,435
Office equipment	69,376	67,212
Software and website registration rights	53,742	55,866
Total	602,775	620,700
Less: Accumulated depreciation and amortization	(364,429)	(311,857)
Net property and equipment	$238,346	308,843

The net book value of fixed assets under capital lease amount to $191,084 and $277,267 at September 30, 2011 and at December 31, 2010, respectively. Depreciation and amortization expense for the periods ended September 30, 2011 and December 31, 2010 was $72,828 and $98,168, respectively and $434,255 for the period from April 26, 2006 (date of inception) to September 30, 2011.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTE PAYABLE

Mary Passalaqua

On August 5, the company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissary Note be paid in shares in such quanity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common. Upon conversion of the $70,000 our outstanding Promissory Note balance will be $1125,000 plus accrued interest.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at September 30, 2011). Interest expense in connection with such note amounted to $44,702 and $40,009 for the year ended at September 30, 2011 and at December 31, 2010, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

Infinite Funding

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2011:

For the period ending September 30, 2011	Amounts

2011	$19,205
2012	76,821
2013	75,556
2014	41,388

Total minimum lease payments	$212,970

Less: amounts representing interest	$14,760

Present value of net minimum lease payments	$198,210
Less: current portion	60,520

Long term liability	$137,690

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY

Private placements

On September 2, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,727,013 shares of its common stock at $0.16 per share to two unaffiliated private invesetors for aggregate proceeds of $276,322.

On August 29, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 17,825 shares of its common stock at $0.12 per share to one unaffiliated private investor for aggregate proceeds of $2,137.

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

On September 27, 2011, the Company entered into agreements with two unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued to them 100,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.14 per share in the total amount of $14,000 and the related expense was recorded under general administration.

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

The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $364,625 for the period ended September 30, 2011, and $495,079 for the period from April 26, 2006 (date of inception) to September 30, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2011 and December 31, 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to September 30, 2011, in accordance with ASC 505-50 and ASC 718-10.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2011 and $150,000 for the period from April 26, 2006 (date of inception) to September 30, 2011, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2011 and December 31, 2010, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to September 30, 2011, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2011 and December 31, 2010 and $2,590,000 for the period from April 26, 2006 (date of inception) to September 30, 2011, in accordance with ASC 505-50 and ASC 718-10.

Reverse merger

On August 5, the company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissary Note be paid in shares in such quanity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common.

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

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - SHORT TERM LOANS FROM RELATED PARTIES

By the end of September 30, 2011 and December 31, 2010, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Daniel Kun Jr. provided short term loans of $70,000 and $94,064 respectively. The loan bears zero interest.

NOTE 10 - SUBSEQUENT EVENTS

On November 3, 2011, In4 Ltd. developers of iGlue, an internet semantic search and content organizer application in which the Company owns 38.5% equity, has entered into a share exchange agreement with Hardwired Interactive, Inc., a Nevada corporation trading under the ticker symbol HDWR. According to the terms of the agreement each shareholder of in4 Ltd. has agreed to exchange their shares for Hardwired Series B Preferred Strock. Upon close of the agreement the Series B Preferred will convert into common stock of the corporation. Power of the Dream Ventures received 600,000 shares of Series B Preferred which will automatically convert into 6,000,000 sharrs of Hardwired common stock after closing. In addition the Company also received Hardwired warrants to purchase one million shares of common stock at a per share price of $5 dollars, one million shares of common stock at a per share price of $7 dollars; and one million shares of common stock at a per share per of $9 dollars. It is anticipated that Hardwired will change its name to iGlue Inc. within 30 days of closing.

On October 26, 2011 the Company entered into an equity exchange agreement with each of Messrs. Viktor Rozsnyay and Daniel Kun, Jr. Mr. Rozsnyay is President, CEO and Chairman of the Board of Directors of the Company and Mr. Kun is its Vice-President. Each Agreement is identical and provides in summary form as follows: each of Messrs. Rozsnyay and Kun will deliver twelve million (12,000,000) shares of their shares of common stock of the Company to the Company for cancellation immediately. The Agreement provides that the Exchange Shares so delivered will be returned to the treasury of the Company as unauthorized shares of common stock and will become available for subsequent issuance by the Company from time to time. In return for the surrender of the Exchange Shares, the Company will issue and deliver two million (2,000,000) restricted shares of a new class of Series A Preferred shares, 1,000,000 shares each to Mr. Rozsnyay and Mr. Kun. The Company attached as an Exhibit the Series A preferred agreements.

On October 20, the Company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissary Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As second step in this conversion process Mary Passalaqua requested the conversion of $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 our outstanding Promissory Note balance will be $105,000 plus accrued interest.

Index

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS (Continued)

On October 3, 2011, the Company entered into an agreement with one unaffiliated professional for one year business consulting services. According to the agreement the professional provides consulting services to the Company for 12 months. In connection with these services, the Company issued to them 400,000 shares of the Company’s common stock.

These share issuances will be recorded at the fair value of contracting date which is the market price on the commitment date $0.09 per share in the total amount of $36,000 and the related expense will be recorded under general administration.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through September 30, 2011, we have had only limited operations and acquired rights to eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. As of September 30, 2011 we have elected to discontinue our TothTelescope distribution agreement and have also ceased development work on the desalination device and the H2Gas additive. All three technologies have been discontinued. The rest of our technologies are still in the development stage (see Note 4). As of September 30, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions.

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

Since inception through September 30, 2011, the Company had an accumulated deficit of $9,411,937 and net cash used in operations of $2,321,003. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6 and Note 10) will allow them to continue operations and execute its business plan.

Index

ITEM  2  –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2012, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 2, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,727,013 shares of its common stock at $0.16 for aggregate proceeds of $276,322.

On August 29, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 17,825 shares of its common stock at $0.12 for aggregate proceeds of $2,137.

On September 30, 2011, the Company had a deficit in working capital of $612,881.

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

As of September 30, 2011 we have completed an independent technology testing and verification process with FireLess Ltd. and local fire departments. Data gathered in these extensive tests is being analysed in cooperation to determine the best course of action for FireSafe on a going forward basis. We expect to complete this data analysis by the end of 2011 and report on results when they become available.

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

As of September 30, 2011 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. Upon extensive review we have concluded that this agreement is no longer in the best interest of the company and our shareholderse.

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

All other technologies in our portfolio are currently on hold until we realize revenue from our investment in in4 Ltd. As of September 30, 2011, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update 2011-08 Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

Results of Operations

Nine Months Period Ended September 30, 2011 compared to Nine Months Period Ended September 30, 2010

Revenue

For the nine months ended September 30, 2011 and 2010, we had no revenues.

General, selling and administrative expenses

For the nine months ended September, 2011 general, selling and administrative expenses were $813,218 as compared to $179,884 for the nine months ended September 30, 2010. The increase in general, selling and administrative expenses is attributable to consulting expenses, incurred through issuances of the company’s stock.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of September 30, 2011, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 208.25 HUF/USD as of December 31, 2010, to 216.48 HUF/USD as of September 30, 2011, an approximate 4% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2011 and 2010 were 191.51 and 210.59, respectively.

Index

ITEM  3  –  CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On May 12, 2009 we presented with a court order for a hearing, initated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the court hearing (hearing took place at the Municipal Court of Budapest) on the inventor’s motion to anull the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal consel submitted all required document to the court. At the second hearing on this issue in January of 2010 (hearing was also held at the Municipal Court of Budapest), the judge requested that we supply him with proof, in the form of receipts, of he amount we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. By September 30, 2010 we have submitted all required proof of our financial expenditures. The final hearing on this issue was held in September of 2010 (also at the Municipal Court of Budapest.)  During this hearing the Judge ruled that Janos Salca’s claims are without merit and ruled in our favor on all counts. Cuncurrent with the ruling the Judge ordered Janos Salca to pay processing fees (equal to approximately $4,000 dollars) and to reimburse our court expenses in the amount of $1,500 dollars. Based on consultation with our legal councel we felt that the legal expenses awarded were not in-line with costumary and incurred fees. Therefore we have submitted an appeal, asking the court to increase the recoverable legal expense fee to at least $7,000 dollars. As of this date we are still awaiting response from the court.

Index

ITEM 1 – LEGAL PROCEEDINGS (Continued)

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

We are now exploring all available options at our disposal on how to proceed with RiverPower. As of September 30, 2011 we are evaluating whether new patent application could be filed, the expense of such new filings, the potential outcome of RiverPower technology based on data gathered in two separate technology verification trials, and whether we should initiate a countersuit against Mr. Salca for causing serious and significant financial loss to the Company.

Because of Mr. Salca’s baseless accusation, an accusation that costs us precious time and resulted in patent expiration because of unpayment of fees, we are now forced to reevaluate the entire RiverPower project.

As of September 3, 2011 we have been notified by the Court of Appeals (in Budapest) that Mr. Salca has passed on as  such the case has been dismissed. Upon learning of Mr. Salca’s death we evaluated whether we could, or would want to, continue development of RiverPower. As of September 30, 2011 we have elected to discontinue the RiverPower project mainly because of the inventor’s death, the expiraion of patents, and the uncertainty associated with future development work and the resources needed to carry out such work.

Index

ITEM  2  –  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 2, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,727,013 shares of its common stock at $0.16 for aggregate proceeds of $276,322.

On August 29, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 17,825 shares of its common stock at $0.12 for aggregate proceeds of $2,137.

On September 27, 2011, the Company entered into agreements with two unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued to them 100,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.14 per share in the total amount of $14,000 and the related expense was recorded under general administration.

On August 5, the company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissary Note be paid in shares in such quanity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – REMOVED AND RESERVED

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

Index

ITEM 6 - EXHIBITS

10.1	Common Stock to Preferred Stock Equity Exchange Agreement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: November 14, 2011	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa
Ildiko Rozsa
Principal Financial Officer

Index

Power of the Dream Ventures, Inc.
Form 10Q for the quarter ended September 30, 2011
Index to Exhibits Filed

10.1	Common Stock to Preferred Stock Equity Exchange Agreement

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.