Form 10-K
period 2011-12-31
Power of The Dream Ventures Inc
filed 2012-03-30
CIK 1377888

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted or posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and to post such files.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer had revenues of $0 for the year ended December 31, 2011. As of March 29, 2012, 38,428,044 shares of Common Stock were outstanding of which approximately 28,218,189 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 29, 2012 was $4,232,000.

Documents Incorporated by Reference: 0,

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

2

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10-K

December 31, 2011

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

The Company’s Products

From inception through December 31, 2011, the Company primarily focused on the raising of capital. We originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of December 31, 2011 we have discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4).

A detailed analysis of these technologies is as follows:

The Buresch Inventions: Desalination and H2O gas technologies

Following a yearlong market study as to the benefits, feasibility and financial resources required to complete prototype building and eventual commercialization of theses technologies, on October 30, 2009 we have elected to terminate the original invention transfer agreements signed on January 16, 2008 and discontinue further efforts to commercialize these product. We believe our efforts and resources are best allocated by focusing our immediate efforts in completing development and bringing to market our iGlue software. Total negative exposure relating to the acquisition of these technologies amounts to USD 25,000.

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

RiverPower Technology

Development of our RiverPower technology was interrupted in October of 2011 upon the death of its inventor, Janos Salca. Prior to his death as we have disclosed, on May 12, 2009 we presented with a court order for a hearing, initiated by Janos Salca, inventor of our RiverPower technology. In the court documents made available to us Mr. Salca alleges that at the signing of our Invention Transfer Agreement, dated May 24, 2006 we intentionally mislead him as to our intent to develop his technology.  On June 22, 2009 our Legal Counsel attended the court hearing (hearing took place at the Municipal Court of Budapest) on the inventor’s motion to annul the invention transfer agreement. At this hearing the judge asked us to submit documentation showing our continued development of our RiverPower technology as proof that we are in fact working toward a commercial product as opposed to the claim of the inventor that we are not. As per this ruling our legal counsel submitted all required document to the court. At the second hearing on this issue in January of 2010 (hearing was also held at the Municipal Court of Budapest), the judge requested that we supply him with proof, in the form of receipts, of he amount we have expanded on developing RiverPower. The judge has also requested Janos Salca to withdraw his petition and come to an agreement with us. By June 30, 2010 we have submitted all required proof of our financial expenditures. The final hearing on this issue was held in September of 2010 (also at the Municipal Court of Budapest.)  During this hearing the Judge ruled that Janos Salca’s claims are without merit and ruled in our favor on all counts. Concurrent with the ruling the Judge ordered Janos Salca to pay processing fees (equal to approximately $4,000 dollars) and to reimburse our court expenses in the amount of $1,500 dollars. Based on consultation with our legal counsel we felt that the legal expenses awarded were not in-line with customary and incurred fees. Therefore we have submitted an appeal, asking the court to increase the recoverable legal expense fee to at least $7,000 dollars. As of this date we are still awaiting response from the court.

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

Unfortunately since the case dragged on for over two years we were unable to maintain the patent portfolio built up around RiverPower. Paying of substantial amounts for international patent fees, in the event of losing the court case, would have resulted in unrecoverable expenses and have only benefited Mr. Salca. Even though we have won the litigation we were faced with another issue, the expired patents, a quintessential part of RiverPower’s success.

We were exploring all available options at our disposal on how best to proceed with RiverPower, to apply for new patents or discontinue the project, when on September 3, 2011 we were notified by the Court of Appeals (in Budapest) that Mr. Salca has passed away and the case has against us has been dismissed. Upon learning of Mr. Salca’s death we evaluated whether we could, or would want to, continue development of RiverPower. As of September 30, 2011 we have elected to discontinue the RiverPower project mainly because of the inventor’s death, the expiration of patents, and the uncertainty associated with future development work and the resources needed to carry out such work.

The Kalmar Inventions: FireSAFE, HardCrete concrete from communal waste additive; Recycled plastic pothole filler; PVC covered electrical cable and radial tire recycling technology; red mud neutralization; and environmentally friendly salt free de-icing solution.

As of December 31, 2011 we have elected to discontinue development work on all of these technologies. The rational behind this decision rests with availability of resources, the time that would be needed to develop said inventions, the potential return we could realize on a partial or full exit from these investments and international completion.

iGlue Software via Equity position in iGlue, Inc.

For the past four and a half years we have been funding / developing iGlue, the cornerstone of our current technology portfolio. Our financial commitment to in4, Ltd, the company behind iGlue, amounted to a total of approximately $600,000 for years 2007 through 2010. The total chronological events of iGlue are:

-

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

-

As of December 31, 2008 we have provided this amount to in4, Ltd.

-

As part of the agreement, Vidatech had the option of converting its HUF 48 million member loan into an additional 10% equity in in4 Kft. on or before the end of May, 2009. As of January 8, 2009 we have elected to covert our member loan into the additional 10% equity in in4, Ltd., resulting in Vidatech owning 40% of equity.

-

On May 17th, 2010, We transferred our equity ownership from our Hungarian subsidiary Vidatech, Kft. to Power of the Dream Ventures. The transfer was initiated to prepare for our eventual exit from iGlue.

-

Also on May 17th, 2010, we arranged for a new investor to provide further funds for the continued development of iGlue, in the amount of HUF 110 million (approximately USD 550,000.) Prior to this event, up to May 17th, 2010 we have provided an additional HUF 60 million ($310,000) as member loan to in4 Ltd. to finance development work, bringing our total investment to date to HUF 123,000,000 (approximately $600,000). As part of the new round of fund raising we agreed to convert our HUF 60 million in member loan into 3% equity. Following this conversion the new investor received 10% in in4, Ltd., of which We provided 1.5% and Peter Vasko, Founder of in4 limited provided 8.5%. Following the fund raising the new equity positions in in4 changed to Peter Vasko owning 51.5% (down from the pre-transaction 60%), Power of the Dream Ventures owning 38.5% (down from the pre-transaction 40%) and the new investor owning 10% equity.

7

-

On May 19 of 2011 a new member joined in4, Ltd, Zoltan Siklosi who received 3% equity in the company for services rendered. Following his entry the new equity structure of the company changed to Peter Vasko owning 48.5% percent, Gyorgy Markos owning 10%, Zoltan Siklosi owning 3% and Power of the Dream Ventures owning 38.5%.

-

Subsequently, to take iGlue to the next level, we organized a going public roadmap for the company. As part of this process, on November 3, 2011, in4, Ltd signed a Definitive Share Exchange Agreement to merge with Hardwired Interactive (HDWR) a fully reporting public company. As part of this agreement all holders of in4, Ltd equity received common and preferred stock in the newly public entity. As part of the transaction we received 600,000 shares of Series B Hardwired Interactive common stock convertible into 6,000,000 shares of common stock upon a reverse stock split. We also received warrants to purchase a total of three million shares of post split common stock, one million shares each at $5 dollars, $7 dollars and $9 dollars per share.

-

On November 23, 2011 we announced plans to provide a dividend, in the form of iGlue common stock, to PWRV shareholders of record on December 23, 2011. Each PWRV shares was to receive 0.05 share of iGlue in the dividend. Upon approval from FINRA this dividend was paid out to PWRV shareholders on February 15, 2012. Following the distribution we still hold 2,884,986 shares of iGlue common stock and warrants to purchase a total of three million addition shares.

Since the establishment of in4 Kft. the company has focused on completing development work on iGlue. On June 24, 2008 in4, Ltd released on the World Wide Web a product demonstrator of iGlue. Subsequent to that on February 2, 2009 in4 released a call for 1,000 beta testers to register at the product’s official website located at http://www.iglue.com Subsequent to that, in November of 2009, in4 released the server side open Beta of iGlue for general use. Upon this release iGlue was invited to participate at the second annual GeeknRolla event in London where iGlue was awarded second place. On November 14th, 2010 iGlue’s annotation function was launched to the general public as the culmination of over three years of development work. In June of 2011 iGlue launched the “iGlue Summer Annotation Challenge” a cash and prizes competition aimed at user base growth and product marketing. As direct result of this competition over 2 million annotations were placed on over 20,000 different websites in the course of three months. And finally iGlue launched its redesigned and updated user interface with full Twitter and advertising support in January of 2012.

In 2012 iGlue will launch many additional features of the software and will aim to provide free and value added services, which will result in the company generating revenue from subscribers, advertising fees and technology licenses .

About iGlue

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

Some of the main features of the hyperdata model include:

  locally displayed information about the entity
  identifying entities instead of character strings
  directly pointing to entities instead of IP addresses
  context sensitivity – working with network-based applications, such as map viewers, calendars, media players a relation system trackable in either direction
  option to choose several destinations from one junction
  no need for built-in linking, the application is capable of mapping the entity's relational structure according to customized preferences entity-level relevance, handling of homonyms and synonyms, i.e., the application is able to recognize whether the word "smith" is a proper name or an occupation

iGlue is capable of mobilizing and interpreting simple character strings thereby entering them into the web's semantic circulation. Using iGlue, any element of a blog, database or news portal can be turned into an information junction by the click of a mouse!

The database's main features include:

  collaborative editing
  free usage and accessibility
  manages the semantic relations of information
  open architecture to cooperate with other systems
  duplication and error filtering aided by automated mechanisms multi-lingual text handling
  manages resources and resource hierarchies
  feedback-based quality control

Semantic web represents disruptive technology with the power to challenge today’s Internet titans. In4 Kft, in close working relationship with Vidatech, aims to be the premier developer and operator of next generation intelligent web sites.

The Company’s Workforce and Employee Relations

The Company’s workforce at December 31, 2011 included 5 persons, of which 4 were salaried employees and 1 was an hourly worker.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to establish leadership positions in core technology lines and provide the Company with a competitive edge as it seeks additional business with new customers. Total research and development expenditures for the nine technologies managed by the Company were approximately $50,000 in 2011, increasing from $0 in 2010.

The Company’s Intellectual Property

The Company owned significant intellectual property, including nine patent applications (in Hungary and internationally), proprietary prototypes of managed technologies and numerous trade secrets. Upon the discontinuation of our managed technologies, other than iGlue, we have elected not to maintain the patent portfolio of the technologies we no longer pursued. As of December 31, 2011 we no longer maintain any patents in our portfolio. Our equity position on iGlue, Inc does not require us to maintain patents. In the future, when appropriate, we will seek to build a new portfolio of patents once we successfully exited our iGlue equity position.

The Company’s Raw Materials and Suppliers

We currently do not produce anything that would require a supply of raw materials. In the future, when appropriate, we will seek out readily available supplies and suppliers for our production needs.

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions and water discharge. During 2011, the Company did not make any material capital expenditures relating to environmental compliance.

The Company’s Website and Access to Available Information

We make available without charge copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission ("SEC") on our website, www.powerofthedream.com. Our website's content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (+36) 1-456-6061.

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

Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of the technologies in which we invest, acquire or license. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2011, we incurred aggregate losses of $9,594,569 and anticipate incurring additional losses for at least the next twelve (12) months.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2011, we had $28,948 of cash and $654,386 in current obligations. In addition, we anticipate our new operating expenses to be between $200 - $250,000 for year 2012. We do not have sufficient resources to satisfy our current obligations nor to fund our planned operations for the next 12 months. We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company can raise adequate capital to keep the Company functioning through December 31, 2012. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

We expect to start new research and development programs by the end of 2012. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If our research and development requires more funding or time than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available to us on favorable terms. Additional financings could result in substantial dilution to existing shareholders. Even if we are able to fully fund our research and development program, there is no assurance that, even upon successful completion of our program, we will ever be able to commercialize products, if any, derived from our research efforts or that we will be able to generate any revenues from operations.

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

We maintain our books in local currency: U.S. dollars for Power of the Dream in the United States and the Hungarian Forint for Vidatech in Hungary. Our operations are conducted primarily outside of the United States through Vidatech, our wholly-owned subsidiary. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2011, the Hungarian Forint has fluctuated between HUF 240 and HUF 177 to the U.S. dollar. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of their internal controls over financial reporting. These requirements first applied to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007. Our management may not conclude that our internal controls over financial reporting are effective. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Moreover, even if our management does conclude that our internal controls over financial reporting are effective, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may not concur with our management’s assessment or may not issue a report that is unqualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could lead to a decline in the market price of our shares.

Concentration of ownership among our directors, executive officers and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon beneficial ownership as of December 31, 2011, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 26% of our outstanding shares of common stock. Our two executive officers, Viktor Rozsnyay, CEO and Daniel Kun, Jr., Vice President own 100% of our Series A Preferred Stock, which gives them majority voting power. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

We are permitted in our Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock. We currently have 2 million shares of Series A preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

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

We are incorporated under the laws of Delaware but, because we are headquartered in Hungary, all of our officers reside in Hungary. Our Board of Director resides in Hungary. Therefore our shareholders may have difficulty enforcing civil liabilities under the U.S. federal securities laws against our officers and directors. Because some of our assets are located outside the U.S., it may be difficult for an investor to succeed in an action, for any reason, against us or any of our directors or officers through U.S. jurisdictions. If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities or other laws, it may be difficult to enforce such judgment in Hungary. We are uncertain as to the enforceability, in original actions in Hungarian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Hungarian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 1095 Budapest, Soroksari ut 94-96, Hungary. The offices are leased on a monthly basis for a fee of $1,100. The premises consist of approximately 1,000 square feet of space.

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

As of September 3, 2011 we have been notified by the Court of Appeals (in Budapest) that Mr. Salca has passed away and the case has been dismissed. Because of his passing we will not be able to recover any of our expenses associated with the legal proceedings or our development of RiverPower. As of September 30, 2011 we have elected to discontinue the RiverPower project mainly because of the inventor’s death, the expiration of patents, and the uncertainty associated with future development work and the resources needed to carry out such work.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5

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

Market Information

The Company’s common stock is listed on the OTC Bulletin Board (OTCBB) in the United States under the symbol “PWRV.” Our common began trading on the OTC Bulletin Board on February 21, 2008.  There was no trading activity of our common stock prior to February 21, 2008. Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by OTCBB in each fiscal quarter from January 1, 2008 to December 31, 2011. The OTCBB quotations below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2008
Quarter Ended March 31, 2008	$4.00	$3.90
Quarter Ended June 30, 2008	$4.00	$1.85
Quarter ended September 30, 2008	$2.00	$0.10
Quarter ended December 31, 2008	$1.00	$0.17
Fiscal 2009
Quarter Ended March 31, 2009	$0.30	$0.02
Quarter Ended June 30, 2009	$0.02	$0.08
Quarter ended September 30, 2009	$0.02	$0.10
Quarter ended December 31, 2009	$0.07	$0.24
Fiscal 2010
Quarter Ended March 31, 2010	$0.15	$0.08
Quarter Ended June 30, 2010	$0.30	$0.08
Quarter ended September 30, 2010	$0.31	$0.18
Quarter ended December 31, 2010	$0.51	$0.10
Fiscal 2011
Quarter Ended March 31, 2011	$0.64	$0.10
Quarter Ended June 30, 2011	$0.50	$0.13
Quarter ended September 30, 2011	$0.16	$0.03
Quarter ended December 31, 2011	$0.27	$0.08

Holders

As of December 31, 2011, the Company had 38,428,044 shares of its common stock and 2,000,000 shares of preferred stock each with $0.0001 par value outstanding, which were owned by approximately 350 shareholders of record.

Transfer Agent

Our transfer agent is Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy, UT 84070. Our transfer agent’s telephone number is (801) 562-1300.

Dividend Policy

We have provided to our shareholders of record on December 23, 2011 one dividend in the form of iGlue, Inc. restricted common stock. Each share of PWRV received 0.05 shares of iGlue common stock. A total of 3,115,014 shares of iGlue restricted common stock were distributed on February 15, 2012. We still retain 2.884,986 shares of iGlue in common stock.

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

Reverse merger

On August 5, the company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissary Note be paid in shares in such quantity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common. On October 20, 2011, Mary Passalaqua requested the conversion of additional $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common.

On October 20, the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As second step in this conversion process Mary Passalaqua requested the conversion of $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 our outstanding Promissory Note balance will be $105,000 plus accrued interest.

Stock based compensation

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

Consulting agreements

During October 2011, the Company entered into agreements with three unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued to them 640,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.11 and $0.09 per share in the total amount of $61,200 and the related expense was recorded under general administration.

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

On November 14, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 27,700 shares of its common stock at $0.16 per share to an unaffiliated private investor for aggregate proceeds of $4,432.

On September 2, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,727,013 shares of its common stock at $0.16 per share to two unaffiliated private investors for aggregate proceeds of $276,322.

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

Issuer Purchases Of Equity Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA

	2011	2010

Revenues	-	-
General and administration expenses	957,318	349,997
Research and development	50,000	-
Net loss	1,251,035	588,910

For the year ended December 31, 2011, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2012. For the years ended December 31, 2011 general, selling and administrative expenses were $957,318 as compared to $349,997 for the year ended December 31, 2010. The increase is due to new consulting agreements for services.

ITEM 7.

MANAGEMENT’S DISCUSSION ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Since inception through December 31, 2011, we had a deficit accumulated during the development stage of $9,594,569 and net cash used in operations of $2,433,053. To date all of our funding has been provided through sale of our common stock.  We believe we can raise sufficient additional financing through the sale of our common shares to allow us to continue operations and execute our business plan to the end of 2012.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that our equity position on the newly public iGlue, Inc., will prove attractive to both private and institutional investors, making fund raising a less strenuous process than it was before. We also believe that as the only Hungarian public (or private) company that is actively engaged in Hungarian intellectual property acquisition and commercialization, we are an even more attractive investment opportunity.

If needed, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development and operating needs. We anticipate no more than two additional fund raising round in 2012, after which we hope to rely solely on income generated from a partial or full exit of our iGlue equity. By the end of 2012 we will seek to sell some of our 2,884,986 shares of iGlue, Inc., common stock to realize substantially higher return than the amount we invested in the technology. We will then use the funds generated to invest in new technologies and pay for our day to day operating expenses.

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

In 2012 we anticipate spending approximately $300,000 on general administrative expenses.

We also have an outstanding note in the amount of $105,000 plus accrued interest payable to Mary Passalaqua, our former President and CEO. This note, which bears interest at the U.S. prime rate, was due and payable April 5, 2009, was issued immediately prior to the reverse merger and assumed by us in connection with the reverse merger. The note was recorded by us as additional compensation to Ms. Passalaqua. Such compensation is reflected in our condensed balance sheet as the accumulated deficit of the Company, and will not be reflected in our statement of operations, as such compensation expense was structured as an expense prior to our recapitalization.  In the event that we raise in excess of $3,000,000 dollars in capital the note is payable immediately.

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

Over the course of the next 12 months we plan to focus on one primary technology in order to become cash flow positive: our investment in iGlue, Inc., aimed at making a partial or full exit through the sale of our 2,884,986 shares of common stock.

Although we believe the iGlue can be successfully marketed and we will be able to realize a gain upon the full or partial sale of our interest in iGlue, there can be no assurance that we will be able to sell some or all of our common shares. If we are unable to sell any or all of our shares in iGlue within the next 12 months we will be required to raise additional capital to support our operations until such time when we can maintain operations from partial or full sale of our iGlue shares.

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

2011 Overview and Financial Results

The high-technology development and commercialisation industry remains challenging in North America and Europe, with continued market share pressures concentrated in the U.S. While our transition from a private company to a public one following our reverse merger significantly increased our compliance related financial burden, it also provided us with opportunities to seek financing for the execution of our business plan. Based on this financing we were able to significantly increase our technology acquisition and development footprint, and lay the foundation of fully executing our business strategy beginning in 2012.

Debt and Capital Structure

Future maturities of the Company’s debt are as follows: 2011 — $230,000. The Company continues to explore opportunities to enhance liquidity, improve financial flexibility and reduce the long term costs of capital.

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

Environmental Matters

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions and water discharge. During 2011, the Company did not make any material capital expenditures relating to environmental compliance.

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

Results of Operations

Revenue

For the year ended December 31, 2011, we had $0 revenue as compared the $0 revenue in the same period in the previous year. The Company is still focused on product development. First revenues are expected to occur in 2012.

General, selling and administrative expenses

For the years ended December 31, 2011 general, selling and administrative expenses were $957,318 as compared to $349,997 for the year ended December 31, 2010. The $607,321 increase in general, selling and administrative expenses is attributable to increase in consulting services.

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

The translation of the Company’s subsidiaries forint denominated balance sheets into U.S. Dollars, as of December 31, 2011, has been affected by the weakening of the U.S. Dollar against the Hungarian Forint from 208.25 HUF/USD as of December 31, 2010, to 240.44 HUF/USD as of December 31, 2011, an approximate 15% increase in value. The average Hungarian Forint/U.S. Dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the years ended 31, 2011 and 2010 were 201.49 and 209.11, respectively.

Liquidity

The Company’s cash and liquidity needs are impacted by research and development expenses, legal, accounting and regulatory filing expenses and operating expenses. At the current rate monthly expenditures, including operating expenses and technology management total approximately $30,000.

As of December 31, 2011 we had $28,948 of cash and $654,386 in current obligations. In addition, we anticipate our operating expenses to approximately $300,000 for 2012. We do not have sufficient funds to satisfy our current obligations nor to fund operations for the next 12 months. Our current expenditures of approximately $30,000 per month consist of paying for legal and audit expenses related to our public status and funding ongoing monthly Company operating expenditures including paying for salaries, office space, company cars and office expenses. In order to reduce our financial footprint and address the deficiency we are consolidating our monthly operating expenses, reducing them further to $25,000 per month range. Monthly operating expense reduction will be due to reduced operating expenses, elimination of research and development expenditures as iGlue is now independently financed and all other technology work is currently on hold. We are now concentrating on making a partial or complete exit from our iGlue holdings prior to the end in 2012. We believe that this exit will provide sufficient liquidity to invest in new technologies and cover operating expenses from 2012 forward.

For 2012 our primarily goal is realizing a partial or complete iGlue exit. We anticipate our new operating expenses to be between $300,000. We believe we can raise these funds through the sale of our common stock to accredited investors in Hungary or abroad, although currently we do not have any commitments in place to do so. Based on our past fundraising performance, and the advance stage of iGlue, we don not foresee any difficulty in obtaining needed resources as needed.

On March 16, 2011 we entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The Note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05 on December 4, 2011 we received an extension to this note to December 31, 2012.

Cash and Equivalents

As of December 31, 2011 and 2010, consolidated cash and equivalent balances totalled $28,948 and $2,195, respectively. As of December 31, 2011 approximately 99% of the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

Cash Flows

Sale of common stock. To date all of the Company’s operations have been financed through the sale of common stock. It is anticipated that this trend will continue for at least an additional twelve months before operating expenses can be fully or partially by financed from operating activities.

Other Debt and Capital Structure

Other Debt

Additional information related to the Company’s other debt and related agreements is set forth in Note 6 “Note Payable” and Note 7 “Capital lease payable” to the consolidated financial statements which are included in this Annual Report on Form 10-K.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

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

ITEM. 9

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of personnel with sufficient technical expertise regarding SEC reporting matters. We expect to remediate this deficiency as soon as we have sufficient resources to hire and train such personnel.

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

-

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

-

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

Management conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the last quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

2011 Annual Base Salary Rates

On January 1, 2011, the Board of Directors approved annual base salary rates for the following executives:

2011 Annual Base
Name and Position	Salary Rate

Viktor Rozsnyay*	$8,400
Chairman, President and Chief Executive Officer
Daniel Kun, Jr.	$8,400
Vice President
Ildiko Rozsa	$0
Chief Financial Officer
Szilvia Toth	23,800
Chief Accounting Officer

*Director of the Company

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of December 31, 2011:

Name	Age	Position
Viktor Rozsnyay	41	Chairman of the Board, President & Chief Executive Officer
Daniel Kun, Jr.	37	Vice President
Ildiko Rozsa	37	Chief Financial Officer
Szilvia Toth	30	Chief Accounting Officer
Eugene L. Guhne	47	Member of the Board of Directors

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

ITEM 11.

EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the years ended December 31, 2011, of those persons who were, at December 31, 2011, Power of the Dream Ventures’ chief executive officer, chief financial officer, and other executive officers whose 2011 compensation exceeded $50,000.

SUMMARY COMPENSATION TABLE*

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Viktor Rozsnyay President & CEO	2010	8,400		0					8,400
	2011	8,400		0					8,400
Daniel Kun Vice President	2010	8,400		12,000					20,400
	2011	8,400		18,000					26,400
Ildiko Rozsa Chief Financial Officer	2010	0		10,000					10,000
	2011	0		15,000					15,000
Szilvia Toth Chief Accounting Officer	2010	23,800		10,000					33,800
	2011	23,800		15,000					38,800
Total	2010	40,600		32,000					72,600
	2011	40,600		48,000					88,600

* The amounts in the stock awards column represent the full grant date fair value determined in accordance with ASC 718. The grant date fair value of the awards was based on the market price of the stock at the commitment date of the agreements. See also Note 8 of the financial statements for additional information on these awards.

DIRECTORS’ COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Guhne Director	2010			10,000					10,000
	2011			10,000					10,000

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 2011 by each person known to us to own beneficially more than 5% of our Common Stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock		Preferred Stock
	Number of shares	Percent of Class	Number of shares	Percent of Class

Ildiko Rozsa (1)	625,555	1.63%
Szilvia Toth (2)	420,000	1%
Gene Guhne (3)	1,300,000	3.38%
Daniel Kun, Jr. (4)	2,430,000	6.32%	1,000,000	50%
Viktor Rozsnyay (5)	1,874,300	4.88.%	1,000,000	50%

Total	5,479,855	17.21%	2,000,000	100%

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by BDO Hungary Ltd. for professional services rendered for the fiscal years ended December 31, 2011 and 2010, respectively:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
BDO Hungary Ltd. audit Fees	$34,227	$31,629

The audit fees consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15.

EXHIBITS

Exhibit No.	Description of Exhibit.

3.1	Original Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 17, 2006*
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on April 12, 2007**
3.3	Bylaws of the Registrant***
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant as filed on January 26, 2012.
10.0	Designations of Series A Preferred stock.
23.2	Consent of BDO Hungary Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: March 30, 2012	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Principal Executive Officer

/s/ Ildiko Rozsa
Principal Financial Officer

/s/ Szilvia Toth
Chief Accounting Officer

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet at December 31, 2011	F-2

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011 and 2010	F-3

Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2011	F-4 to F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-8

Notes to Consolidated Financial Statements	F-9 to F-30

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

Power of the Dream Ventures, Inc. (formerly Tia V)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2012

BDO Hungary Audit Ltd.

MKVK number: 002387

Ferenc Baumgartner	András Nagy
Registered Auditor	General Manager

MKVK number: 002955

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Amounts in USD

		December 31, 2011	December 31, 2010

ASSETS

Current Assets
Cash		$28,948	$2,195
Other receivables	3	4,399	14,959
Total Current Assets		33,347	17,154

Fixed assets, net	5	195,771	308,843
Total Assets		229,118	325,997

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities		$296,683	$273,741
Capital leases payable, current portion	7	60,520	64,723
Short term loans from related parties		67,183	94,064
Note payable	6	230,000	195,000
Total Current Liabilities		654,386	627,528

Long term liabilities
Capital leases payable, less current portion	7	108,320	178,562
Total Long Term Liabilities		108,320	178,562

Stockholders’ Equity Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,000,000 issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 38,488,044 and 52,109,017 shares issued and outstanding	8	6,249	5,211
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		9,204,361 (9,594,569) (8,227)	8,236,638 (8,343,534) 5,564
Unearned Compensation		(141,402)	(383,972)
Total Stockholders’ Equity		(533,588)	(480,093)

Total liabilities and stockholders’ equity		229,118	325,997

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Amounts in USD

				For the Period from April 26, 2006
	Notes	For the year ended December 31, 2011	For the year ended December 31, 2010	(date of inception) to December 31, 2011

Net Sales		$ -	$ -	$ 5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		18,186	14,244	94,164
General administration	9	957,318	349,997	7,359,068
Research and development	4	50,000	-	824,807
Personnel expenses		94,223	83,336	480,667
Depreciation and amortization	5	92,536	98,168	453,963
Other expenses, net		342	6,700	15,247
Operating expenses		1,212,605	552,445	9,227,916
Loss from operations		(1,212,605)	(552,445)	(9,225,794)
Interest income and exchange gains		(38,427)	(36,465)	(116,804)

Loss before income taxes		(1,251,032)	(588,910)	(9,342,598)
Income taxes		(3)	-	(1,208)
Net loss		(1,251,035)	(588,910)	$ (9,343,806)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.02) $(0.02) 54,911,824 54,911,824	$(0.01) $(0.01) 51,124,922 51,124,922

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	$ 3,330		$ 10,670			$ 14,000
Contributed Capital				96,100			96,100
Currency Translation Adjustment					$ 4,151		4,151	4,151
Net loss for the period			$ (35,100)				(35,100)	(35,100)
Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)
Contributed Capital				53,735			53,735
Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)
Private placement of shares at $0.34 per share (See Note 10)	2,250,000	225		764,775			765,000
Shares issued for services at $0.34 per share (See Note 10)	1,875,000	188		637,313		$ (467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 10)	100,000	10		33,990			34,000
Private placement at $2.5 per share (See Note 10)	104,000	10		259,990			260,000
Shares issued for stock based compensation at $2.5 per share (See Note 10)	1,036,000	104		2,589,896		(2,590,000)	-
Amortization of Unearned Compensation						1,124,932	1,124,932
Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)
Balance at December 31, 2007	41,165,000	$ 4,117	$ (2,278,335)	$ 4,446,469	$ (9,850)	$ (1,932,569)	$ 229,832	$ (2,006,473)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$ 4,117	$ (2,278,335)	$ 4,446,469	$ (9,850)	$ (1,932,569)	$ 229,832
Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 10)	306,570	31		214,568		(214,599)	-
Shares issued for services at $0.75 per share (See Note 10)	1,500,000	150		1,124,850		(1,125,000)	-
Shares issued for services at $1.35 per share (See Note 10)	111,111	11		149,989		(150,000)	-
Private placement of shares at $0.4 per share (See Note 10)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$ 4,762	$ (6,236,547)	$ 7,041,048	$ 26,615	$ (403,458)	$ 432,420	$ (3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	-
Private placement for $0.2 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$ 4,886	$ (7,754,624)	$ 7,471,146	$ 44,438	$ (15,000)	$ (249,154)	$ (1,500,254)

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2010	-	52,109,017	$ 5,211	$ (8,343,534)	8,236,638	$ 5,564	$ (383,972)	$ (480,093)	$ (627,784)

Private placement at $0.29 per share (see Note 8)	196,489	20	56,962	56,982
Conversion of note at $0.29 per share	2,400,000	240	69,760	70,000
Private placement at $0.16 per share (see Note 8)	1,727,013	172	276,150	276,322
Private placement at $0.12 per share (see Note 8)	17,825	2	2,135	2,137
Shares issued for services per share (See Note 8)	1,970,000	197	457,691	(457,888)	-
Shares issued for stock based compensation at $0.15 per share (See Note 8)	540,000	54	80,946	(81,000)	-
Private placement at $0.16 per share (see Note 8)	27,700	3	4,429	4,432
Conversion of note at $0.01 per share	3,500,000	350	19,650	20,000
Cancellation of common stock (and issue of preferred stock)	2,000,000	(24,000,000)	-
Amortization of Unearned Compensation	781,458	781,458
Currency Translation Adjustment	(13,791)	(13,791)	(13,791)
Net loss for the period	(1,251,035)	(1,251,035)	(1,251,035)
Balance at December 31, 2011	2,000,000	38,488,044	$ 6,249	$ (9,594,569)	9,204,361	$ (8,227)	$ (141,402)	$ (533,588)	$(1,264,826)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	Notes	For the year ended December 31, 2011	For the year ended December 31, 2010	Cumulative from April 26, 2006 (date of inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$ (1,251,035)	$ (588,910)	$ (9,343,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation		781,458	200,528	5,854,086
Recapitalization under reverse merger		-	-	(250,763)
Issue of shares for services		-	-	210,000
Issue of shares for research and development		-	-	34,000
Depreciation and amortization		92,536	98,168	453,963
		(377,041)	(290,214)	(3,042,520)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets		10,560	4,751	(4,399)
Increase( Decrease) in related party liabilities		(26,881)	94,064	67,183
(Decrease) Increase in accounts payable and accrued liabilities		22,942	48,591	546,683

Net cash used in operating activities		(370,420)	(142,808)	(2,433,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets		(53,912)	(68,906)	(573,433)
Net cash used in investing activities		(53,912)	(68,906)	(573,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders		-	-	149,835
Exercise of warrant		-	1,616	1,616
Proceeds from sale of common stock		339,873	194,701	2,740,091
Proceeds from issuance of notes		125,000	-	70,000
Net cash from financing activities		464,873	194,701	2,961,542

Effect of exchange rate changes on cash		(13,788)	7,866	73,892

Net (decrease) increase in cash		26,753	(7,531)	28,948

Cash at beginning of period		2,195	9,726	-

Cash at end of period		$ 28,948	$ 2,195	$ 28,948

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services		$ 457,888	$ 515,500	$ 4,034,488
Issuance of shares for liabilities assumed under reverse merger		-	-	$ 250,513
Issuance of stock based compensation shares		-	-	$ 2,590,000
Purchase of fixed assets through the assumption of capital lease obligations		406,558	406,558	$ 406,558

Cash paid for:
Interest		-	-	40,980
Taxes		-	-	-

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

From inception through December 31, 2011, the Company primarily focused on the raising of capital. As of December 31, 2011, We originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of December 31, 2011 we have discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4). As of December 31, 2011, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other, now discontinued inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

To protect the intellectual property FireSAFE represents, on October 20, 2008 the Company filed a PCT patent application in addition to the already filed Hungarian application to protect FireSAFE internationally.

As of December 31, 2011 we have completed all testing of Firesafe. Althoug the product proved to be espeecially suiuted for natural fire containment it was determined that it would require substantial financil expenditure in terms of makerting to appropriately differentiate Firesafe from competing product. It is believed that this expenditure is prohibitive in terms of realizing reasonable profit on the product, even though it matchedor even beat competing offerings. Therefore it has been decided that Firesafe will not be continued and all further research will be stopped. As of December 31, 2011 we no longer maintain our patents on Firesafe. Overall invested capital was returned on the licensing fee for this product.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Genetic Immunity

On March 7, 2011 we entered into an extension of this agreement for the purpose of assisting Genteic Immunity in becoming a publicly traded corporation in the United States. The new agreement gives the Company rights to invest up to $1,400,000 into Genetic Immunity, to be completed by December 31, 2011 in one or more payment. The investment buys Genetic Immunity LLC Series B units that are convertible into common stock once the company becomes publicly traded in the United States. As of June 30, 2011 we have invested $50,000 of this amount. We anticipate raising additional capital to complete the entire investment. In exchange for the investment we are to receive 14% of Genetic Immunity once $500,000 dollars has been invested, and warrant to purchase Genetic Immunity common stock, including one million shares at $20 dollars, one million shares at $30 dollars and one million shares at $40 dollars once Genetic immunity becomes a public company.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2011 and for the period from April 26, 2006 (date of inception) to December 31, 2011.

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

Since inception through December 31, 2011, the Company had an accumulated deficit of $9,594,569 and net cash used in operations of $2,433,053. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) will allow them to continue operations and execute its business plan.

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2011 we received an extension to this note to December 31, 2012.

On July 19, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $49,000 dollars in loans to the Company. The note bears interest at 12%.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2012. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2011, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at December 31, 2011 is $8,227.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2011 and 2010, respectively. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2011 and 2010, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In May 2011, the FASB issued Accounting Standards Update 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The pronouncement did not have any material impact on its financial position, results of operations or cash flows.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 3    -

OTHER RECEIVABLES

	December 31, 2011	December 31, 2010
VAT reclaimable	$ 3,261	$ 12,060
Advances given	-	-
Other	1,138	2,899
Total	$ 4,399	$ 14,959

NOTE 4    -

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 5    -

FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Machinery and equipment	$ 54,720	$ 62,187
Vehicles	377,139	435,435
Office equipment	63,177	67,212
Software and website registration rights	48,387	55,866
Total	543,423	620,700
Less: Accumulated depreciation and amortization	(347,652)	(311,857)
Net property and equipment	195,771	308,843

The net book value of fixed assets under capital lease amount to $156,489 and $251,920 at December 31, 2011 and at December 31, 2010, respectively. Depreciation and amortization expense for the years ended December 31, 2011 and December 31, 2010 was $92,536 and $98,168, respectively and $453,963 for the period from April 26, 2006 (date of inception) to December 31, 2011.

NOTE 6    -

NOTE PAYABLE

Mary Passalaqua

On August 5, 2011 the company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common. Upon conversion of the $70,000 outstanding Promissory Note balance will be $125,000 plus accrued interest.

On October 20, 2011 the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As second step in this conversion process Mary Passalaqua requested the conversion of $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 our outstanding Promissory Note balance will be $105,000 plus accrued interest.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6    -

NOTE PAYABLE (Continued)

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

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2011 we received an extension to this note to December 31, 2012.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7    -

CAPITAL LEASE PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011:

For the year ending December 31, 2011	Amounts

2012	84,621
2013	68,027
2014	37,264

Total minimum lease payments	189,912

Less: amounts representing interest	21,072

Present value of net minimum lease payments	168,840

Less: current portion	60,520

Long term liability	$ 108,320

NOTE 8    -

STOCKHOLDERS’ EQUITY

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8    -

STOCKHOLDERS’ EQUITY (Continued)

Private placements

On November 14, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 27,700 shares of its common stock at $0.16 per share to an unaffiliated private investor for aggregate proceeds of $4,432.

On September 2, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,727,013 shares of its common stock at $0.16 per share to two unaffiliated private investors for aggregate proceeds of $276,322.

On August 29, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 17,825 shares of its common stock at $0.12 per share to one unaffiliated private investor for aggregate proceeds of $2,137.

During the second quarter of 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 for aggregate proceeds of $56,983.

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8  -  STOCKHOLDERS’ EQUITY (Continued)

Consulting agreements

During October 2011, the Company entered into agreements with three unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued to them 640,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.11 and $0.09 per share in the total amount of $61,200 and the related expense was recorded under general administration.

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

On February 9, 2011 the Company entered into a one year business consultation agreement with an unaffiliated person who is to provide services in term of potential business opportunities in Poland. In exchange for his services we issued a onetime payment of 435,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.24 per share in the total amount of $104,400 and the related expense was recorded under general administration.

On February 24, 2011 the Company entered into a one year business consultation agreement with an unaffiliated person who is to provide general business development and incubation consultation. In exchange for his services we issued a onetime payment of 75,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $22,500 and the related expense was recorded under general administration.

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $316,098 for the period ended December 31, 2011, respectively and $316,098 for the period from April 26, 2006 (date of inception) to December 31, 2011, in accordance with ASC 505-50 and ASC 718-10.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 -  STOCKHOLDERS’ EQUITY (Continued)

During the October and November 2010, the Company entered into agreements with several unaffiliated professionals for consulting services. According to the agreement the professionals provide consulting services to the Company in 2010. In connection with these services, the Company issued to them 874,000 shares of the Company’s common stock. These share issuances were recorded at $0.5 per share in the total amount of $437,000 and the related expense was recorded under general administration.

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $312,972 and $200,528 for the periods ended December 31, 2011 and 2010, respectively and $513,500 for the period from April 26, 2006 (date of inception) to December 31, 2011, in accordance with ASC 505-50 and ASC 718-10.

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

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2011 and 2010, respectively and $467,501 for the period from April 26, 2006 (date of inception) to December 31, 2011, in accordance with ASC 505-50 and ASC 718-10.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In response to this letter YA Global informed the company in a letter dated October 5, 2010 that the SEDA agreement will terminate on or about October 15, 2010. YA Global also informed the company that even though the SEDA agreement is terminated its associated Warrant to purchase 4,027,386 shares of common stock remains in effect until it expires on October 8, 2013.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 -  STOCKHOLDERS’ EQUITY (Continued)

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2011 and $150,000 for the period from April 26, 2006 (date of inception) to December 31, 2011, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended December 31, 2011 and December 31, 2010, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to December 31, 2011, in accordance with ASC 505-50.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 -  STOCKHOLDERS’ EQUITY (Continued)

Reverse merger

On August 5, 2011 the company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common. On October 20, 2011, Mary Passalaqua requested the conversion of additional $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,600,000 shares of common.

On October 20, 2011 the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As second step in this conversion process Mary Passalaqua requested the conversion of $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 our outstanding Promissory Note balance will be $105,000 plus accrued interest.

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

Summaries of non-vested restricted stock awards are as follows:

	# Shares	Weighted Average Grant date fair value
Non-vested at December 31, 2010	-	$ -
Granted in 2011	540,000	81,000
Forfeited
Vested in 2011	(540,000)	(81,000)
Non-vested at December 31, 2011	-	-

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2011 and 2010 were $0.15 and $0.50, respectively. The total fair value of shares vested during the year ended December 31, 2011 was $81,000.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9    -

GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings at December 31, 2011 and at December 31, 2010:

	December 31, 2011	December 31, 2010
Stock based compensation	81,000	54,000
Stock based Consultant services	700,458	148,145
Other	175,860	147,852
Total	957,318	349,997

NOTE 10   -

SUBSEQUENT EVENTS

On February 15, 2012, upon FINRA approval of our proposed iGlue dividend, we distributed to our shareholders of record as of December 23, 2011 a total of 3,115,014 shares from our iGlue, Inc., holdings in the form of restricted common stock as dividend. Following this distribution we still retain a total of 2,884,986 shares of iGlue, Inc. common stock and warrant to purchase a total of three million additional shares, one million at $5 per share, one million at $7 per share and one million at $9 per share.

On February 29, 2012, after having served four years as a member of our Board of Director, effective immediately Mr. Gene Guhne has resigned as a member of the Board. His resignation was for personal reason. There were no disagreements between Mr. Guhne and the Company. As of this date the Board is comprised of one person, our Chief Executive Officer, Viktor Rozsnyay. In the near future we plan on adding additional members to our Board of Directors.