Form 10-Q
period 2012-03-31
Power of The Dream Ventures Inc
filed 2012-05-15
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+36-1-456-6061

(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X

 No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted or posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and to post such files.

Yes  X

 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).    Yes     No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	38,428,044
(Class)	(Outstanding at March 14, 2012)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10

March 31, 2012

PAGE

PART I – FINANCIAL INFORMATION	3
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3
Condensed Consolidated Balance sheet At March 31, 2012 (Unaudited)	3

Condensed Consolidated Statements of Operations

       For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

       and for the Period from April 26, 2006 (Date of Inception) to March 31, 2012

Condensed Consolidated Statements of Stockholders’ Equity

       For the Three Months Ended March 31, 2012 and 2011 (Unaudited) and for

       the Period from April 26, 2006 (Date of Inception) to March 31, 2012

4 5
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to March 31, 2012	11

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

                 PROCEEDS

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

ITEM 4 – MINE SAFETY DISCLOSURES

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

12 41 51 52 52 54 59 59 59 60

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	Notes	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

ASSETS

Current Assets
Cash		$7,368	$28,948
Other receivables	3	5,061	4,399
Total Current Assets		12,429	33,347

Fixed assets, net	5	192,388	195,771
Total Assets		$204,817	$229,118

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$319,704	$296,683
Capital leases payable, current portion	7	62,790	60,520
Short term loans from related parties	9	84,538	67,183
Note payable	6	230,000	230,000
Total Current Liabilities		697,032	654,386

Long term liabilities
Capital leases payable, less current portion	7	112,379	108,320
Total Long Term Liabilities		112,379	108,320

Stockholders’ Equity Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 2,000,000 issued
Common stock, $.0001 par value; 250,000,000 shares authorized, 38,488,044 and 52,109,017 shares issued and outstanding	8	4,049	6,249
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		9,252,016 (9,785,664) (22,007)	9,204,361 (9,594,569) (8,227)
Unearned Compensation		(52,988)	(141,402)
Total Stockholders’ Equity		(604,594)	(533,588)

Total liabilities and stockholders’ equity		$204,817	$229,118

The accompanying notes form an integral part of these consolidated financial statements.

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended March 31, 2012	Three Months ended March 31, 2011	For the Period from April 26, 2006 (date of inception) to March 31, 2012

Net Sales		$ -	$ -	$ 5,833
Cost of Sales		-	-	(3,711)
Gross margin		-	-	2,122
Materials and services		4,150	3,462	98,314
General administration		133,820	212,221	7,492,888
Research and development	4	-	50,000	824,807
Personnel expenses		23,034	23,712	503,701
Depreciation and amortization	5	21,312	23,029	475,275
Other expenses, net		13	10	15,260
Operating expenses		182,329	312,434	9,410,245
Loss from operations		(182,329)	(312,434)	(9,408,123)
(Interest expense)/ interest income and exchange (losses)/ gains		(8,766)	(7,495)	(125,570)
Loss before provision (benefit) for income taxes		(191,095)	(319,929)	(9,533,693)
Income taxes		-	-	(1,208)
Net loss		$ (191,095)	$ (319,929)	$ (9,534,901)
Other comprehensive income		(13,780)	(22,576)	(22,007)
Total comprehensive loss		(204,875)	(342,505)	(9,556,908)
Basic and Diluted loss per share Weighted average number of shares outstanding – Basic and diluted		$(0.00) 38,488,044	$(0.01) 53,048,511

The accompanying notes form an integral part of these consolidated financial statements.

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

The accompanying notes form an integral part of these consolidated financial statements.

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

The accompanying notes form an integral part of these consolidated financial statements.

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

The accompanying notes form an integral part of these consolidated financial statements

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in USD

Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2010	-	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)

Private placement at $0.29 per share (see Note 8)	196,489	20	56,962	56,982
Conversion of note at $0.29 per share	2,400,000	240	69,760	70,000
Private placement at $0.16 per share (see Note 8)	1,727,013	172	276,150	276,322
Private placement at $0.12 per share (see Note 8)	17,825	2	2,135	2,137
Shares issued for services per share (See Note 8)	1,970,000	197	457,691	(457,888)	-
Shares issued for stock based compensation at $0.15 per share (See Note 8)	540,000	54	80,946	(81,000)	-
Private placement at $0.16 per share (see Note 8)	27,700	3	4,429	4,432
Conversion of note at $0.01 per share	3,500,000	350	19,650	20,000
Cancellation of common stock (and issue of preferred stock)	2,000,000	(24,000,000)	-
Amortization of Unearned Compensation	781,458	781,458
Currency Translation Adjustment	(13,791)	(13,791)	(13,791)
Net loss for the period	(1,251,035)	(1,251,035)	(1,251,035)
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

The accompanying notes form an integral part of these consolidated financial statements.

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in USD

Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

Conversion of common shares to preferred shares (change in value)	(2,200)	2,200	-
Advance on common stock	45,455	45,455
Amortization of Unearned Compensation	88,414	88,414
Currency Translation Adjustment	(13,780)	(13,780)	(13,780)
Net loss for the period	(191,095)	(191,095)	(191,095)
Balance at March 31, 2012	2,000,000	38,488,044	$4,049	$(9,785,664)	9,252,016	$(22,007)	$(52,988)	$(604,594)	$(204,875)

The accompanying notes form an integral part of these consolidated financial statements.

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Notes	For the period ended March 31, 2012	For the period ended March 31, 2011	Cumulative from April 26, 2006 (date of inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(191,095)	$(319,929)	$(9,534,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation		88,414	173,608	5,942,500
Issue of shares for services		-	-	210,000
Recapitalization under reverse merger		-	-	(250,763)
Investment into Genetic Immunity		-	50,000	50,000
Issue of shares for research and development		-	-	34,000
Depreciation and amortization		21,312	23,029	475,275
		(81,369)	(73,292)	(3,073,889)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets		(662)	(4,425)	(5,061)
(Increase)/ decrease in related party liabilities		17,355	58,897	84,538
Increase in accounts payable and accrued liabilities		23,021	35,074	569,704

Net cash used in operating activities		(41,655)	16,254	(2,424,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets		(11,600)	(18,345)	(492,494)
Investment into Genetic Immunity		-	(50,000)	(50,000)
Net cash used in investing activities		(11,600)	(68,345)	(542,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders		-	-	149,835
Exercise of warrant		-	-	1,616
Proceeds from issuance of notes		-	76,000	70,000
Proceeds from sale of common stock		45,455	-	2,785,546
Net cash from financing activities		45,455	76,000	3,006,997

Effect of exchange rate changes on cash		(13,780)	(22,576)	(32,427)

Net increase / (decrease) in cash		(21,580)	1,333	7,368

Cash at beginning of period		28,948	2,195	-

Cash at end of period		$7,368	$3,528	$7,368

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services		-	191,400	$4,034,488
Issuance of shares for liabilities assumed under reverse merger		-	-	$250,513
Issuance of stock based compensation shares		-	81,000	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations		406,558	-	$406,558

Cash paid for:
Interest		-	-	40,980
Taxes		-	-	-

The accompanying notes form an integral part of these consolidated financial statements.

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

From inception through March 31, 2012, the Company primarily focused on the raising of capital.,The Company originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of March 31, 2012 the Company has discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4).

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -

GENERAL INFORMATION (Continued)

As of March 31, 2012, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

On March 7, 2011 we entered into an extension of this agreement for the purpose of assisting Genteic Immunity in becoming a publicly traded corporation in the United States. The new agreement gives the Company rights to invest up to $1,400,000 into Genetic Immunity, to be completed by December 31, 2011 in one or more payment. The investment buys Genetic Immunity LLC Series B units that are convertible into common stock once the company becomes publicly traded in the United States. As of March 31, 2012 we have invested $50,000 of this amount. We anticipate raising additional capital to complete the entire investment. In exchange for the investment we are to receive 14% of Gentic Immunity once $500,000 dollars has been invested, and warrant to purchase Genetic Immunity common stock, including one million shares at $20 dollars, one million shares at $30 dollars and one million shares at $40 dollars once Genetic immunity becomes a public company. We have a Warrant that gives us rights to purchase 1,000,000 shares of common stock, at an excersize price of $20 per share. According to the agreement, there is a second warrant, which gives the Company rights to purchase an additional one million shares of common stock at the excersize price of $30 dollars per shares and a third Warrant which gives rights to purchase an additional one million shares of common stock at the excersize price of $40 dollars per shares.

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

For the past four and a half years the Company has been funding / developing iGlue, the cornerstone of the current technology portfolio. The financial commitment to in4, Ltd, the company behind iGlue, amounted to a total of approximately $600,000 for years 2007 through 2010. The total chronological events of iGlue are:

-

On August 2, 2007 Vidatech Kft., the Company’s wholly owned Hungarian subsidiary, entered into a joint development agreement with the inventors/creators of iGlue, an online content organization and search application based on semantic web technology. In the transaction Vidatech received 30% equity in the newly formed in4 Kft (http://www.in4.hu), the owner and exclusive developer of iGlue (http://www.iglue.com), for HUF 900 thousand (approximately USD 5,000). Up until May 31, 2009, Vidatech was expected to provide up to HUF 48 million (approximately USD 271,000) in member loans to in4 Kft. to cover the development expense of iGlue.

-

As of December 31, 2008 the Company has provided this amount to in4, Ltd.

-

As part of the agreement, Vidatech had the option of converting its HUF 48 million member loan into an additional 10% equity in in4 Kft. on or before the end of May, 2009. As of January 8, 2009 the Company has elected to covert our member loan into the additional 10% equity in in4, Ltd., resulting in Vidatech owning 40% of equity.

-

On May 17th, 2010, the Company transferred its equity ownership from its Hungarian subsidiary Vidatech, Kft. to Power of the Dream Ventures. The transfer was initiated to prepare for its eventual exit from iGlue.

-

Also on May 17th, 2010, the Company arranged for a new investor to provide further funds for the continued development of iGlue, in the amount of HUF 110 million (approximately USD 550,000.) Prior to this event, up to May 17th, 2010 the Company has provided an additional HUF 64million ($310,000) as member loan to in4 Ltd. to finance development work, bringing our total investment to date to HUF 112,000,000 (approximately $600,000). As part of the new round of fund raising the Company agreed to convert its HUF 60 million in member loan into 3% equity. Following this conversion the new investor received 10% in in4, Ltd., of which the Company provided 1.5% and Peter Vasko, Founder of in4 limited provided 8.5%. Following the fund raising the new equity positions in in4 changed to Peter Vasko owning 51.5% (down from the pre-transaction 60%), Power of the Dream Ventures owning 38.5% (down from the pre-transaction 40%) and the new investor owning 10% equity.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -

GENERAL INFORMATION (Continued)

-

Subsequently, to take iGlue to the next level, the Company organized a going public roadmap for the company. As part of this process, on November 3, 2011, in4, Ltd signed a Definitive Share Exchange Agreement to merge with Hardwired Interactive (HDWR) a fully reporting public company. As part of this agreement all holders of in4, Ltd equity received common and preferred stock in the newly public entity. As part of the transaction we received 600,000 shares of Series B Hardwired Interactive common stock convertible into 6,000,000 shares of common stock upon a reverse stock split. The Company also received warrants to purchase a total of three million shares of post split common stock, one million shares each at $5 dollars, $7 dollars and $9 dollars per share.

-

On November 23, 2011 the Company announced plans to provide a dividend, in the form of iGlue common stock, to PWRV shareholders of record on December 23, 2011. Each PWRV shares was to receive 0.05 share of iGlue in the dividend. Upon approval from FINRA this dividend was paid out to PWRV shareholders on February 15, 2012. Following the distribution we still hold 2,884,986 shares of iGlue common stock and warrants to purchase a total of three million addition shares.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2012 and for the period from April 26, 2006 (date of inception) to March 31, 2012.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2012. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -

GENERAL INFORMATION (Continued)

Since inception through March 31, 2012, the Company had an accumulated deficit of $9,785,664 and net cash used in operations of $2,424,708. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6 will allow them to continue operations and execute its business plan.

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company.

The Note bears interest at 10%, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2011 this NOTE payable was extended to December 31, 2012.

Management believes the Company has adequate capital to keep the Company functioning through March 31, 2013. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2012, the Company had no warranty obligations in connection with the products sold.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investments in debt and equity securities. Accumulated other comprehensive loss, at March 31, 2012 is $22,007.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2012 and 2011, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2012 and 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 -

OTHER RECEIVABLES

	March 31, 2012 2012	December 31, 2011

VAT reclaimable	$1,713	$3,261
Other	3,348	1,138
Total	$5,061	$4,399

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

To take iGlue to the next level, the Company organized a going public roadmap for the company. As part of this process, on November 3, 2011, in4, Ltd signed a Definitive Share Exchange Agreement to merge with Hardwired Interactive (HDWR) a fully reporting public company. As part of this agreement all holders of in4, Ltd equity received common and preferred stock in the newly public entity. As part of the transaction we received 600,000 shares of Series B Hardwired Interactive common stock convertible into 6,000,000 shares of common stock upon a reverse stock split. The Company also received warrants to purchase a total of three million shares of post split common stock, one million shares each at $5 dollars, $7 dollars and $9 dollars per share. As of March 31, 2012 iGlue is a publicly traded company in the United States, trading under the ticker IGLU.

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

NOTE 5 -

FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011

Machinery and equipment	$59,563	$54,720
Vehicles	410,518	377,139
Office equipment	68,769	63,177
Software and website registration rights	52,669	48,387
Total	591,519	543,423
Less: Accumulated depreciation and amortization	(399,131)	(347,652)
Net property and equipment	$192,388	195,771

The net book value of fixed assets under capital lease amount to $153,640 and $156,489 at March 31, 2012 and at December 31, 2011, respectively. Depreciation and amortization expense for the periods ended March 31, 2012 and December 31, 2011 was $21,312 and $23,029, respectively and $475,275 for the period from April 26, 2006 (date of inception) to March 31, 2012.

NOTE 6 -

NOTE PAYABLE

Mary Passalaqua

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

On August 5, the company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissary Note be paid in shares in such quanity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of common. Upon conversion of the $70,000 our outstanding Promissory Note balance will be $125,000 plus accrued interest.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at March 31, 2012). Interest expense in connection with such note amounted to $46,120 and $45,267 for the year ended at March 31, 2012 and at December 31, 2011, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2012:

For the period ending March 31, 2012	Amounts

2012	$78,429
2013	74,047
2014	40,562

Total minimum lease payments	$193,038

Less: amounts representing interest	$17,869

Present value of net minimum lease payments	$175,169
Less: current portion	62,790

Long term liability	$112,379

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY

On October 26, 2011 the Company entered into an equity exchange agreement with each of Messrs. Viktor Rozsnyay and Daniel Kun, Jr. Mr. Rozsnyay is President, CEO and Chairman of the Board of Directors of the Company and Mr. Kun as its Vice-President. Each Agreement is identical and provides in summary form as follows: each of Messrs. Rozsnyay and Kun will deliver twelve million (12,000,000) shares of their shares of common stock of the Company to the Company for cancellation immediately. The Agreement provides that the Exchange Shares so delivered will be returned to the treasury of the Company as unauthorized shares of common stock and will become available for subsequent issuance by the Company from time to time. In return for the surrender of the Exchange Shares, the Company will issue and deliver two million (2,000,000) restricted shares of a new class of Series A Preferred shares, 1,000,000 shares each to Mr. Rozsnyay and Mr. Kun.

Private placements

During March, 2012, the Company received stock advance from an unaffiliated private investor for aggregate proceeds of $45,455.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY (Continued)

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10.

The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $88,414 for the period ended March 31, 2012, and $404,512 for the period from April 26, 2006 (date of inception) to March 31, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY (Continued)

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2012 and December 31, 2011, respectively and $467,501 for the period from April 26, 2006 (date of inception) to March 31, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY (Continued)

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2012 and $150,000 for the period from April 26, 2006 (date of inception) to March 31, 2012, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2012 and December 31, 2011, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to March 31, 2012, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2012 and December 31, 2011 and $2,590,000 for the period from April 26, 2006 (date of inception) to March 31, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 9 -

SHORT TERM LOANS FROM RELATED PARTIES

By the end of March 31, 2012 and December 31, 2011, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Daniel Kun Jr. provided short term loans of $84,538 and $67,183 respectively. The loan bears zero interest.

NOTE 10 -

SUBSEQUENT EVENTS

On April 5, 2012 the Company filed a Preliminary 14C Information Statement with the Securities and Exchange Commission announcing the following:

(i)

the reduction of the authorized shares of common stock of the Company from 250,000,000 to 50,000,000 such shares without affecting the issued and outstanding shares of the Company’s common stock;

(ii)

an increase in the par value of the Company’s common stock and preferred stock from $.0001 per share to $.001 per share; and

(iii)

the creation of a class of Series B Preferred stock of the Company.

On April 24, 2012 the Company filed its Definitive Information statement to finalize this transaction.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through March 31, 2012, we have had only limited operations and acquired rights to eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology. As of December 31, 2011 we have elected to discontinue development work on all of these technologies. The rational behind this decision rests with availability of resources, the time that would be needed to develop said inventions, the potential return we could realize on a partial or full exit from these investments and international completion. (see Note 4). As of March 31, 2012, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions.

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

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2012. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through March 31, 2012, the Company had an accumulated deficit of $9,785,664 and net cash used in operations of $2,424,708. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6) will allow them to continue operations and execute its business plan.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2013, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 31, 2012, the Company had a deficit in working capital of $684,603. During March 2012, the Company received stock advance from an unaffiliated private investor for aggregate proceeds of $45,455.

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

As of December 31, 2011 we have come to the conclusion that even though Firesafe represent valid technology, it marketing and international introduction is beyond our finaincal ability at this time. Therefore we have elected to dicontinue our development and commercialisation efforts. The jointly formed company, FireLESS, Ltd. will be dissolved.

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

As of March 31, 2012 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. Upon extensive review we have concluded that this agreement is no longer in the best interest of the company and our shareholderse.

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

As of December 31, 2011 we have elected to discontinue development work on all of these technologies and decided to focus on realizing revenue from our investment in in4 Ltd., now a wholly owned subsidiary of iGlue Inc., a US public company trading under the ticker symbol IGLU. We currently own 2.884.986 shares of IGLU common stock and warrants to purchase a total of three million shares common stock, one million shares each at $5 dollars, $7 dollars and $9 dollars per share.

As of March 31, 2012, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Results of Operations

Three Months Period Ended March 31, 2012 compared to Three Months Period Ended March 31, 2011

Revenue

For the three months ended March 31, 2012 and 2011, we had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2012 general, selling and administrative expenses were $133,820 as compared to $212,221 for the three months ended March 31, 2011. The decrease in general, selling and administrative expenses is attributable to the fact that in 2012 the management does not receive any stock based payment.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of March 31, 2012, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 240.44 HUF/USD as of December 31, 2011, to 220.89 HUF/USD as of March 31, 2012, an approximate 8% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2012 and 2011 were 214.64 and 198.04, respectively.

ITEM 4 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are now exploring all available options at our disposal on how to proceed with RiverPower. As of March 31, 2012 we are evaluating whether new patent application could be filed, the expense of such new filings, the potential outcome of RiverPower technology based on data gathered in two separate technology verification trials, and whether we should initiate a countersuit against Mr. Salca for causing serious and significant financial loss to the Company.

Because of Mr. Salca’s baseless accusation, an accusation that costs us precious time and resulted in patent expiration because of unpayment of fees, we are now forced to reevaluate the entire RiverPower project.

As of March 31, 2012 we have been notified by the Court of Appeals (in Budapest) that Mr. Salca has passed on and the case has been dismissed. Upon learning of Mr. Salca’s death we evaluated whether we could, or would want to, continue development of RiverPower. As of September 30, 2011 we have elected to discontinue the RiverPower project mainly because of the inventor’s death, the expiraion of patents, and the uncertainty associated with future development work and the resources needed to carry out such work.

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

In April 1, 2011, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 196,489 shares of its common stock at $0.29 per share to an unaffiliated private investor for aggregate proceeds of $56,982.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2

Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: May 15, 2012	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa Ildiko Rozsa
Principal Financial Officer

Power of the Dream Ventures, Inc.

Form 10Q for the quarter ended March 31, 2012

Index to Exhibits Filed

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2

Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.