Form 10-Q
period 2012-09-30
Power of The Dream Ventures Inc
filed 2012-11-14
CIK 1377888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes  ☐  No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	40,565,244
(Class)	(Outstanding at November 14, 2012)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A Development Stage Company)

INDEX TO FORM 10

September 30, 2012

PAGE

PART I – FINANCIAL INFORMATION	4
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
Condensed Consolidated Balance sheet At September 30, 2012 (Unaudited)	4

Condensed Consolidated Statements of Operations

       For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

       and for the Period from April 26, 2006 (Date of Inception) to September 30, 2012

Condensed Consolidated Statements of Stockholders’ Equity

       For the Nine Months Ended September 30, 2012 and 2011 (Unaudited) and for

       the Period from April 26, 2006 (Date of Inception) to September 30, 2012

5 6
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Unaudited) and for the Period from April 26, 2006 (Date of Inception) to September 30, 2012	12

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

                 PROCEEDS

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

ITEM 4 – MINE SAFETY DISCLOSURES

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

13 43 54 54 54 56 61 61 61 62

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	Notes	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

ASSETS

Current Assets
Cash		$21,635	$28,948
Other receivables	3	5,346	4,399
Total Current Assets		26,981	33,347

Fixed assets, net	5	151,235	195,771
Total Assets		$178,216	$229,118

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$339,740	$296,683
Capital leases payable, current portion	7	63,761	60,520
Short term loans from related parties	9	292,722	67,183
Liability from warrants	8	210,801	-
Note payable	6	154,000	230,000
Total Current Liabilities		1,061,024	654,386

Long term liabilities
Capital leases payable, less current portion	7	92,106	108,320
Total Long Term Liabilities		92,106	108,320

Stockholders’ Equity Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 issued
Common stock, $.001 par value; 50,000,000 shares authorized, 40,565,244 and 38,488,044 shares issued and outstanding	8	42,565	6,249
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		9,278,303 (10,248,317) (47,298)	9,204,361 (9,594,569) (8,227)
Unearned Compensation		(167)	(141,402)
Total Stockholders’ Equity		(974,914)	(533,588)

Total liabilities and stockholders’ equity		$178,216	$229,118

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Notes	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011	For the Period from April 26, 2006 (date of inception) to September 30, 2012

Net Sales		$ -	$ -	$ -	$ -	$ 5,833
Cost of Sales		-	-	-	-	(3,711)
Gross margin		-	-	-	-	2,122
Materials and services		4,234	5,400	12,735	13,443	106,899
General administration		276,072	274,031	487,877	813,218	7,846,945
Research and development	4	-	-	-	50,000	824,807
Personnel expenses		22,113	23,932	66,197	74,257	546,864
Depreciation and amortization	5	20,660	24,145	61,846	72,828	515,809
Other expenses, net		-	19	32	29	15,279
Operating expenses		323,079	327,527	628,687	1,023,775	9,856,603
Loss from operations		(323,079)	(327,527)	(628,687)	(1,023,775)	(9,854,481)
(Interest expense)/ interest income and exchange (losses)/ gains		(8,897)	(25,416)	(25,061)	(44,628)	(141,865)
Loss before provision (benefit) for income taxes		(331,976)	(352,943)	(653,748)	(1,068,403)	(9,996,346)
Income taxes		-	-	-	-	(1,208)
Net loss		$ (331,976)	$ (352,943)	$ (653,748)	$ (1,068,403)	$ (9,997,554)
Other comprehensive income		(16,737)	27,286	(39,071)	2,024	(47,298)
Total comprehensive loss		(348,713)	(325,657)	(692,819)	(1,066,379)	(10,044,852)
Basic and Diluted loss per share		$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of shares outstanding – Basic and diluted		38,589,083	55,186,893	38,589,083	54,020,966

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)

Issuance of common stock	33,300,000	3,330		10,670			14,000
Contributed Capital				96,100			96,100
Currency Translation Adjustment					4,151		4,151	4,151
Net loss for the period			(35,100)				(35,100)	(35,100)
Balance at December 31, 2006	33,300,000	3,330	(35,100)	106,770	4,151	-	79,151	(30,949)
Contributed Capital				53,735			53,735
Recapitalization upon Reverse Merger on April 10, 2007 (See Note 1)	2,500,000	250	(250,763)				(250,513)
Private placement of shares at $0.34 per share (See Note 8)	2,250,000	225		764,775			765,000
Shares issued for services at $0.34 per share (See Note 8)	1,875,000	188		637,313		(467,501)	170,000
Shares issued for research and development at $0.34 per share (See Note 8)	100,000	10		33,990			34,000
Private placement at $2.5 per share (See Note 8)	104,000	10		259,990			260,000
Shares issued for stock based compensation at $2.5 per share (See Note 8)	1,036,000	104		2,589,896		(2,590,000)	-
Amortization of Unearned Compensation						1,124,932	1,124,932
Currency Translation Adjustment					(14,001)		(14,001)	(14,001)
Net loss for the period			(1,992,472)				(1,992,472)	(1,992,472)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832	$(2,006,473)

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENTSTAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832
Private placement of shares at $3.25 per share (See Note 8)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 8)	306,570	31		214,568		(214,599)	-
Shares issued for services at $0.75 per share (See Note 8)	1,500,000	150		1,124,850		(1,125,000)	-
Shares issued for services at $1.35 per share (See Note 8)	111,111	11		149,989		(150,000)	-
Private placement of shares at $0.4 per share (See Note 8)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			-
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Amounts in USD

Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

Conversion of common shares to preferred shares (change in value)	(2,200)	2,200	-
Shares issued for services	135,000	14	21,586	21,600
Private placement at $0.3 per share (see Note 8)	42,200	4	12,654	12,658
Amortization of Unearned Compensation	141,235	141,235
Change of par value from $0.0001 to $0.001	36,598	(36,598)	-
Conversion of loan to stocks	1,900,000	1,900	74,100	76,000
Currency Translation Adjustment	(39,071)	(39,071)	(39,071)
Net loss for the period	(653,748)	(653,748)	(653,748)
Balance at September 30, 2012	2,000,000	40,565,244	$42,565	$(10,248,317)	9,278,303	$(47,298)	$(167)	$(974,914)	$(692,819)

The accompanying notes form an integral part of these consolidated financial statements.

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period ended September 30, 2012	For the period ended September 30, 2011	Cumulative from April 26, 2006 (date of inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(653,748)	$(1,068,403)	$(9,997,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	141,235	628,806	6,136,556
Issue of shares for services	21,600	-	231,600
Recapitalization under reverse merger	-	-	(250,763)
Investment into Genetic Immunity	-	50,000	50,000
Issue of shares for research and development	-	-	34,000
Liability for warrant	210,801		210,801
Depreciation and amortization	61,846	72,828	515,809
	(218,266)	(316,769)	(3,069,551)
Changes in operating assets and liabilities:
(Increase) /decrease in other current assets	(947)	1,229	(5,346)
(Increase)/ decrease in related party liabilities	225,539	(24,064)	292,722
Increase in accounts payable and accrued liabilities	43,057	72,654	493,931

Net cash used in operating activities	49,383	(266,950)	(2,288,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(30,283)	(52,970)	(573,023)
Investment into Genetic Immunity	-	(50,000)	(50,000)
Net cash used in investing activities	(30,283)	(102,970)	(623,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from stockholders	-	-	149,835
Exercise of warrant	-	-	1,616
Proceeds from issuance of notes	-	125,000	-
Proceeds from sale of common stock	12,658	335,441	2,828,749
Net cash from financing activities	12,658	460,441	2,980,200

Effect of exchange rate changes on cash	(39,071)	(7,588)	(47,298)

Net increase / (decrease) in cash	(7,313)	98,109	21,635

Cash at beginning of period	28,948	2,195	-

Cash at end of period	$21,635	$100,304	$21,635

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	21,600	396,294	$4,056,088
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	81,000	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	-	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-

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

From inception through September 30, 2012, the Company primarily focused on the raising of capital. The Company originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of September 30, 2012 the Company has discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4).

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -

GENERAL INFORMATION (Continued)

As of September 30, 2012, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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

On October 18, 2010 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase. The fair value of the liability from warrant is immaterial.

On September 10, 2012 YA Global notifed the company that according to the ters of the Warrant Agreement there should have been a proportional reduction in the Warrant’s exercise price to the the price of a private placement that was completed at a lower price than the $0.29 exercise price. YA Global and the company have agreed to modify the Warrant exercise price from the original $0.29 cents to $0.10 cents.

At the same time YA Global also notified the company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to aquire, on or before October 8, 2013, 3,977,386 share of common stock at a per share exercise price of $0.10. The fair value of the liability using Black-Scholes valuation at September 30, 2012 is $210,801, which is classified at short term liabilities.

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

On March 7, 2011 we entered into an extension of this agreement for the purpose of assisting Genetic Immunity become a publicly traded corporation in the United States. The new agreement gives the Company rights to invest up to $1,400,000 into Genetic Immunity, to be completed by December 31, 2011 in one or more payment. The investment buys Genetic Immunity LLC Series B units that are convertible into common stock once the company becomes publicly traded in the United States. As of September 30, 2012 we have invested $50,000 of this amount. We anticipate raising additional capital to complete the entire investment. In exchange for the investment we are to receive 14% of Gentic Immunity once $500,000 dollars has been invested, and warrant to purchase Genetic Immunity common stock, including one million shares at $20 dollars per share, one million shares at $30 dollars per share and one million shares at $40 dollars per share once Genetic immunity becomes a public company.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2012 and for the period from April 26, 2006 (date of inception) to September 30, 2012.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -

GENERAL INFORMATION (Continued)

Since inception through September 30, 2012, the Company had an accumulated deficit of $10,248,317 and net cash used in operations of $2,355,397. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6) will allow it to continue operations and execute its business plan.

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The Note bears interest at 10%, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2011 this note payable was extended to December 31, 2012. The note was converted to 1,900,000 common stocks at September 30, 2012.

Management believes the Company has adequate capital to keep the Company functioning through September 30, 2013. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2012, the Company had no warranty obligations in connection with the products sold.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes rules for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at September 30, 2012 is $47,298.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended September 30, 2012 and 2011, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2012 and 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 -

OTHER RECEIVABLES

	September 30, 2012	December 31, 2011
VAT reclaimable	$2,343	$3,261
Other	3,003	1,138
Total	$5,346	$4,399

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

To take iGlue to the next level, the Company organized a going public roadmap for the company. As part of this process, on November 3, 2011, in4, Ltd signed a Definitive Share Exchange Agreement to merge with Hardwired Interactive (HDWR) a fully reporting public company. As part of this agreement all holders of in4, Ltd equity received common and preferred stock in the newly public entity. As part of the transaction we received 600,000 shares of Series B Hardwired Interactive common stock convertible into 6,000,000 shares of common stock upon a reverse stock split. The Company also received warrants to purchase a total of three million shares of post split common stock, one million shares each at $5 dollars, $7 dollars and $9 dollars per share. As of September 30, 2012 iGlue is a publicly traded company in the United States, trading under the ticker IGLU.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -

FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011

Machinery and equipment	$59,758	$54,720
Vehicles	411,861	377,139
Office equipment	69,416	63,177
Software and website registration rights	52,840	48,387
Total	593,875	543,423
Less: Accumulated depreciation and amortization	(442,640)	(347,652)
Net property and equipment	$151,235	195,771

The net book value of fixed assets under capital lease amount to $120,450 and $156,489 at September 30, 2012 and at December 31, 2011, respectively. Depreciation and amortization expense for the periods ended September 30, 2012 and December 31, 2011 was $61,846 and $92,536 respectively and $515,809 for the period from April 26, 2006 (date of inception) to September 30, 2012.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at September 30, 2012). Interest expense in connection with such note amounted to $48,151 and $45,267 for the year ended at September 30, 2012 and at December 31, 2011, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

Infinite Funding

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2011 the Company received an extension to this note to December 31, 2012. On September 30, 2012, the loan was converted into 1,900,000 common stocks at a conversion price of $0.04 per share.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2012:

For the period ending September 30, 2012	Amounts

2012	$57,499
2013	71,540
2014	39,139

Total minimum lease payments	$168,178

Less: amounts representing interest	$12,311

Present value of net minimum lease payments	$155,867
Less: current portion	63,761

Long term liability	$92,106

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

The Company filed a Form SB-2 registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

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

The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $141,235 for the period ended September 30, 2012, and $457,332 for the period from April 26, 2006 (date of inception) to September 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2012 and December 31, 2011, respectively and $467,501 for the period from April 26, 2006 (date of inception) to September 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY (Continued)

Other agreements

On March 16, 2011 the Company entered into a Convertible Promissory Note with Infinite Funding LLC whereby Infinite Funding provided $76,000 dollars in loans to the Company. The note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2011 the Company received an extension to this note to December 31, 2012. On September 30, 2012, the loan was converted into 1,900,000 common stocks at a conversion price of $0.04 per share.

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

POWER OF THE DREAM VENTURES, INC. (formerly TIA V, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY (Continued)

On October 18, 2010 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.The fair value of the liability from warrant is immaterial.

On September 10, 2012 YA Global notifed the company that according to the ters of the Warrant Agreement there should have been a proportional reduction in the Warrant’s exercise price to the the price of a private placement that was completed at a lower price than the $0.29 exercise price. YA Global and the company have agreed to modify the Warrant exercise price from the original $0.29 cents to $0.10 cents.

At the same time YA Global also notified the company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to aquire, on or before October 8, 2013, 3,977,386 share of common stock at a per share exercise price of $0.10. The fair value of the liability using Black-Scholes valuation at September 30, 2012 is $210,801, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

September 30, 2012	Book value	Fair value
Financial liabilities
Liabilities measured at fair value	210,801	210,801

December 31, 2011	Book value	Fair value
Financial liabilities
Liabilities measured at fair value	-	-

Fair value of warrant per share	September 30, 2012	December 31, 2011
Per share	$0.053	-

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2012 and $150,000 for the period from April 26, 2006 (date of inception) to September 30, 2012, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2012 and December 31, 2011, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to September 30, 2012, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2012 and December 31, 2011 and $2,590,000 for the period from April 26, 2006 (date of inception) to September 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 9 -

SHORT TERM LOANS FROM RELATED PARTIES

By the end of September 30, 2012 and December 31, 2011, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Daniel Kun Jr., along with another owner of the company provided short term loans of $292,722 and $67,183 respectively. These loans bear zero interest.

NOTE 10 -

SUBSEQUENT EVENTS

On October 2, 2012 we acquired Genetic Immunity, Inc., a US corporation domiciled in the state of Delaware. Genetic Immunity is an immunotherapeutic vaccine company whose lead product candidate DermaVir has passed Phase II clinical trials.

Through the acquitions Genetic Immunity became 100% wholly owned subsidiary. The acquisition was completed for 1,000,000 shares of Series B Preferred stock, convertible into 40 million shares of common stock beginned on January 1, 2014.

The Company filed an 8-K with the SEC disclosing this transaction on October 4, 2012.

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft (also know as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary. Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies. Prior to December 31, 2007, Vidatech was primarily focused on organizational and capital raising activities. Through September 30, 2012, we have had only limited operations and acquired rights to eleven technologies, TothTelescope, RiverPower, revolutionary desalination technology based on cavitation, H2OGas for the mixing of water and gasoline for use in internal combustion engines, and the Kalmar inventions (FireSAFE, technology for utilizing communal waste as a concrete additive, technology for repairing potholes with the use of recycled plastics, PVC shielded electric cable recycling technology, a biodegreadable deicing liquid, and technology for the neutralization of red-mud, a toxic byproduct of the aluminum/bauxite industry) and an equity interest in ‘in4 Kft’, a company formed to develop next generation semantic search and content organizer technology.

As of December 31, 2011 we have elected to discontinue development work on all of these technologies. The rational behind this decision rests with availability of resources, the time that would be needed to develop said inventions, the potential return we could realize on a partial or full exit from these investments and international completion. (see Note 4). As of September 30, 2012, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other inventions.

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

Since inception through September 30, 2012, the Company had an accumulated deficit of $10,248,317 and net cash used in operations of $2,288,244. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans (see Note 9) and third party loans (see Note 6) will allow them to continue operations and execute its business plan.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2013, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 30, 2012, the Company had a deficit in working capital of $1,022,111.

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

As of September 30, 2012 we have not utilized any portion of this agreement as we feel its use would cause significant dilution to our shareholders if it were executed at the Company’s depressed shares price. Upon extensive review we have concluded that this agreement is no longer in the best interest of the company and our shareholderse.

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

On October 18, 2010 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.The fair value of the liability from warrant is immaterial.

On September 10, 2012 YA Global notifed the company that according to the ters of the Warrant Agreement there should have been a proportional reduction in the Warrant’s exercise price to the the price of a private placement that was completed at a lower price than the $0.29 exercise price. YA Global and the company have agreed to modify the Warrant exercise price from the original $0.29 cents to $0.10 cents.

At the same time YA Global also notified the company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to aquire, on or before October 8, 2013, 3,977,386 share of common stock at a per share exercise price of $0.10. The fair value of the liability using Black-Scholes valuation at September 30, 2012 is $210,801, which is classified at short term liabilities.

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

As of September 30, 2012, the Company has only realized limited revenues from the TothTelescope project, which has been discontinued, and has not realized any revenues from the other inventions. In addition we only have limited funds available to continue acquiring and developing the diverse number of technologies available to us, to continue research and development efforts with respect to our current technologies and to fully implement our business plan. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

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

50

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Results of Operations

Nine Months Period Ended September 30, 2012 compared to Nine Months Period Ended September 30, 2011

Revenue

For the nine months ended September 30, 2012 and 2011, we had no revenues.

General, selling and administrative expenses

For the nine months ended September 30, 2012 general, selling and administrative expenses were $487,877 as compared to $813,218 for the nine months ended September 30, 2011. The decrease in general, selling and administrative expenses is attributable to the fact that in 2012 the management did not receive any stock based compensation.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of September 30, 2012, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 240.44 HUF/USD as of December 31, 2011, to 220.17 HUF/USD as of September 30, 2012, an approximate 9% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2012 and 2011 were 224.21 and 191.51, respectively.

ITEM 3 – CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2012, Infinitive Funding converted its loan note to 1,900,000 shares of common stock.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2

Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

Power of the Dream Ventures, Inc. (formerly known as “Tia V, Inc.”)

Dated: November 14, 2012	By:	/s/ Viktor Rozsnyay
Viktor Rozsnyay
Chief Executive Officer

/s/ Ildiko Rozsa Ildiko Rozsa
Principal Financial Officer

Power of the Dream Ventures, Inc.

Form 10Q for the quarter ended September 30, 2012

Index to Exhibits Filed

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2

Certification of the Company’s and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Princiap Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.