Form 10-Q
period 2013-03-31
Power of The Dream Ventures Inc
filed 2013-05-20
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52289

POWER OF THE DREAM VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0597895
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1095 Budapest

Soroksari ut 94-96

Hungary

(Address of principal executive offices)

+36-1-456-6061

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2013, there were 40,565,244 shares outstanding of the registrant’s common stock.

1

2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED MARCH 31, 2013 AND DECEMBER 31, 2012

Amounts in USD

		March 31,	December 31,
	Notes	2013	2012
ASSETS

Current Assets
Cash		$29,652	$63,986
Other receivables	3	267,607	332,018
Inventories		-	23,970
Total Current Assets		297,259	419,974

Intangibles	5	30,074,697	30,092,841
Fixed assets, net	5	446,029	503,169
Total Assets		30,817,985	31,015,984

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	9	$2,721,049	$2,867,804
Grants received	10	1,439,402	1,546,774
Capital leases payable, current portion	7	47,923	56,284
Short term loans from related parties		395,718	91,884
Liability from warrants	8	59,661	608,540
Note payable	6	154,000	154,000
Short term loans	11	2,360,688	2,435,885
Total Current Liabilities		7,178,441	7,761,171

Long term liabilities
Long term loan	11	153,719	-
Capital leases payable, less current portion	7	67,658	75,199
Total Long Term Liabilities		221,377	75,199

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,000,000 issued	8	3,000	3,000
Common stock, $.001 par value; 50,000,000 shares authorized, 42,345,244 and 42,495,244 shares issued and outstanding	8	42,345	42,495
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		34,465,188 (11,095,910) 35,043	34,480,163 (11,223,621) (45,499)
Unearned Compensation		(31,499)	(76,924)
Total Stockholders’ Equity		23,418,167	23,179,614

Total liabilities and stockholders’ equity		30,817,985	31,015,984
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2013 AND 2012

Amounts in USD

	Notes	Three Months ended March 31, 2013	Three Months ended March 31, 2012	For the Period from April 26, 2006 (date of inception) to March 31, 2013

Net Sales		$ -	$ -	$ 5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		24,903	4,150	136,504
General administration		155,467	133,820	8,311,724
Research and development	4	-	-	824,807
Personnel expenses		140,778	23,034	835,268
Depreciation and amortization	5	37,179	21,312	599,241
Grants received	10	(28,782)	-	(155,565)
Other expenses, net	12	3	13	22,086
Operating expenses		329,548	182,329	10,574,065
Profit (Loss) from operations		(329,548)	(182,329)	(10,571,943)

Non-operating income (expense)	12	548,879	-	(59,661)
Interest expense and exchange differences		(91,620)	(8,766)	(260,351)
Profit (Loss) before income taxes		127,711	(191,095)	(10,891,955)
Income taxes		-	-	(3,192)
Net profit (loss)		127,711	(191,095)	$ (10,895,147)
Other comprehensive income		80,542	(13,780)
Total comprehensive income		208,253	(204,875)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$0.00 $0.00 42,495,244 42,495,244	$(0.00) $(0.00) 38,488,044 38,488,044
4

OWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832
Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 10)	306,570	31		214,568		(214,599)	—
Shares issued for services at $0.75 per share (See Note 10)	1,500,000	150		1,124,850		(1,125,000)	—
Shares issued for services at $1.35 per share (See Note 10)	111,111	11		149,989		(150,000)	—
Private placement of shares at $0.4 per share (See Note 10)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			—
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	—
Private placement for $0.2 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614

Cancellation of shares for services		(250,000)	(250)		(34,775)		35,025	—
Amortization of Unearned Compensation							10,400	10,400
Shares issued for services		100,000	100		19,800		—	19,900
Currency Translation Adjustment						80,542		80,542
Net profit for the period				127,711				162,736
Balance at March 31, 2013	3,000,000	42,345,244	$45,345	$(11,095,910)	34,465,188	$35,043	$(31,499)	$23,418,167

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended March 31, 2013	For the period ended March 31, 2012	Cumulative from April 26, 2006 (date of inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$127,711	$(191,095)	$(10,895,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	10,400	88,414	6,062,014
Recapitalization under reverse merger	-	-	(250,763)
Issue of shares for services	-	-	210,000
Issue of shares for research and development	-	-	34,000
Liability from warrant	(548,879)	-	59,661
Reversal of grant accrual	-	-	(130,574)
Depreciation and amortization	37,179	21,312	599,241
	(373,589)	(81,369)	(4,311,568)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	88,381	(662)	(267,607)
(Decrease) Increase in accounts payable and accrued liabilities	(133,502)	23,021	1,632,880

Net cash used in operating activities	(418,710)	(59,010)	(2,946,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(11,600)	(496,197)
Net cash used in investing activities	-	(11,600)	(496,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-	217,018
Increase( Decrease) in related party liabilities	303,834	17,355	395,718
Exercise of warrant	-	-	1,616
Proceeds from sale of common stock	-	45,455	2,752,749
Proceeds from issuance of notes	-	-	70,000
Net cash from financing activities	303,834	62,810	3,437,101

Effect of exchange rate changes on cash	80,542	(13,780)	35,043

Net (decrease) increase in cash	(34,334)	(21,580)	29,652
Cash at beginning of period	63,986	28,948	-
Cash at end of period	$29,652	$7,368	$29,652

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$19,900	$-	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	406,558	$406,558
Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-
11

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

NOTE 1 - GENERAL INFORMATION

Business

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

Genetic Immunity

On October 2, 2012, the Company acquired Genetic Immunity, Inc., a US corporation domiciled in the state of Delaware (“Genetic Immunity”). Genetic Immunity is an immunotherapeutic vaccine company whose lead product candidate DermaVir has passed Phase II clinical trials.

As a result, Genetic Immunity became 100% wholly owned subsidiary. The acquisition was completed for 1,000,000 shares of Series B Preferred stock, convertible into 40 million shares of common stock beginning on January 1, 2014.

The Company filed an 8-K with the SEC disclosing this transaction on October 4, 2012.

The acquisition of Genetic Immunity has been accounted for as a business combination whereby the purchase price was allocated to intangible assets based on their fair values of the acquisition date. A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase price (at par value) $1.000

Fair value adjustment of shares 25,072,621

Total purchase price 25,073,621

The fair value of the shares equals the fair value of Genetic Immunity at the acquisition date. The fair value of the company was estimated by an independent valuation company and the valuation was carried out on a discounted cash flow basis. The Company issued 1,000,000 shares of Series B Preferred stock which is not traded publicly and no market price could be estimated. As a result of this, the fair value of the shares was evaluated by a valuation company. The value of the shares is $25.07362 per share.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Purchase price allocation

Cash	$357,276
Inventories	13,843
Other receivables	306,731
Intangibles	30,111,909
Fixed assets	418,483
Accounts payable and accrued liabilities	(1,893,833)
Grants received	(1,677,348)
Short term loans to related parties	(154,631)
Bridge loan	(2,334,326)
Other liabilities	(73,483)
Total purchase price	25,074,621

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

OVERVIEW

The Company currently focuses on enabling the operations of its wholly-owned subsidiary, Genetic Immunity, which is a clinical-stage biotechnology company focusing on the discovery, development and commercialization of a new class of immunotherapeutic biologics ("Immune Therapies" or "Therapeutic Vaccines") for the treatment of chronic viral infections, cancer and allergy. Our Immune Therapies are designed to intensify or boost specific immune responses to modify or control these presently incurable diseases. The Company’s main focus is completing Genetic Immunity’s clinical trials program and on commercialization tasks related to the Company’s lead product candidate DermaVir therapeutic HIV vaccine.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. a development stage software company trading on the OTCQB exchange in the United States. We financined iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue common stock and warrants to purchase a total of three million addition shares. The market value of out iGlue common stock on Marc 15, 2013 was $8.366.459.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2013 and for the period from April 26, 2006 (date of inception) to March 31, 2013.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2013. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through March 31, 2013, the Company had an accumulated deficit of $10,895,147 and net cash used in operations of $2,946,295. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

Management believes the Company has adequate capital to keep the Company functioning through March 31, 2014. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2013, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2013 is $35,043.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2013 and 2012, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2013 and 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. At March 31, 2013 all warrants were excluded from the diluted EPS calculation because they were anti-dilutive.

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

Recent Accounting Pronouncements:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - OTHER RECEIVABLES

	March 31, 2013	December 31, 2012

Taxes reclaimable	$11,332	$37,418
Advances given	249,275	264,389
Other	7,000	30,211
Total	$267,607	$332,018

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress.

NOTE 4 - RESEARCH AND DEVELOPMENT (“R&D”)

Our research and development activites are currently carried out through our wholly-owned subsidiary, Genetic Immunity which is engaged in the development of therapeutic vaccines for several different diseases inlcuing HIV, cancer, allergies and more. Current research and development is limited to DNA sequencing as we pursue commercialization tasks related to the company’s lead product candidate therapeutic HIV vaccine DermaVir. Once Dermavir is fully commercialized we will initiate additional R&D to develop several cancer and allergy vaccines.

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at March 31, 2013 and December 31, 2012:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2011	-	166,284	377,139	543,423
Genetic Immunity acquisition	30,111,909	418,483	-	418,483
Additions	274,986	-	-	-
Disposals	-	-	(90,369)	(90,369)
Change in FX rates	(271,780)	14,998	33,063	48,061
at December 31, 2012	30,115,115	599,765	319,833	919,598

Additions		1,217		1,217
Disposals
Change in FX rates	(36,944)	(67,852)	(22,202)	(90,054)

at March 31, 2013	30,078,171	533,130	297,631	830,761

Accumulated depreciation and amortization
at December 31, 2011	-	127,002	220,650	347,652
Genetic Immunity acquisition	-	-	-	-
Additions	22,268	36,881	48,950	85,831
Disposals	-	-	(58,608)	(58,608)
Change in FX rates	6	8,839	32,715	41,554
at December 31, 2012	22,274	172,722	243,707	416,429

Additions	12,528	20,089	4,562	24,651
Disposals
Change in FX rates	(31,328)	(39,430)	(16,918)	(56,348)

at March 31, 2013	3,474	153,381	231,351	384,732

Net book values at
December 31, 2011	-	39,282	156,489	195,771
December 31, 2012	30,092,841	427,043	76,126	503,169
March 31, 2013	30,074,697	379,749	66,280	446,029

The net book value of fixed assets under capital lease amount to $66,280 and $76,126 at March 31, 2013 and at December 31, 2012, respectively.

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

NOTE 6 - NOTE PAYABLE

Mary Passalaqua

On October 20, 2011, the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of such note be paid in shares in such quantity that will satisfy the debt of $125,000. As a second step in this conversion process, Mary Passalaqua requested the conversion of $20,000 into shares of the Company’s common stock. To satisfy this request, the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of its common stock. Upon conversion of the $20,000, the balance of such note was $105,000 plus accrued interest.

On August 5, 2010, the Company was presented with an Amended Convertible Promissary Note by Mary Passalaqua. In the revised agreement, Ms. Passalaqua requested that the outstanding portion of such note be paid in shares in such quanity that will satisfy the debt of $195,000 owned. As the first step in this conversion process, Mary Passalaqua requested the conversion of $70,000 into shares of the Company’s common stock. To satisfy this request, the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of its common stock. Upon conversion of the $70,000, the outstanding balance of such note was $125,000 plus accrued interest.

On April 10, 2007, in connection with reverse merger, the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua. The original term of such note was for one year and had a maturity date of April 5, 2008. The note was extended for an additional year to April 5, 2009 with the same conditions. As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. Accordingly, such compensation is reflected in the accompanying consolidated balance sheet as the accumulated deficit of the Company, and will not be reflected in the statement of operations, as such compensation expense was structured as an expense prior to the recapitalization.

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at March 31, 2013). Interest expense in connection with such note amounted to $49,857 and $49,004 for the year ended at March 31, 2013 and at December 31, 2012, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

Infinite Funding

On July 19, 2011, the Company issued a Promissory Note in favor of Infinite Funding, Inc for the aggregate amount of $49,000. Such note bears interest at 12% per annum.

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

In 2011 and later in September 2012, the Company closed a capital lease agreement for two vehicles. The related assets have been sold.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2013:

For the period ending March 31, 2013	Amounts

2013	52,701
2014	55,194
2015	17,305

Total minimum lease payments	125,200

Less: amounts representing interest	9,619

Present value of net minimum lease payments	115,581

Less: current portion	47,923

Long term liability	$67,658

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

On October 26, 2011, the Company’s former Vice President, Daniel Kun, Jr. entered into those certain equity exchange agreements with Viktor Rozsnyay and Daniel Kun, Jr., respectively. Mr. Rozsnyay is President, CEO and Chairman of the Board of Directors of the Company and Mr. Kun is the former Vice-President. Each agreement is identical and provides in summary form as follows: each of Messrs. Rozsnyay and Kun delivered twelve million (12,000,000) of their shares of common stock of the Company to the Company for cancellation immediately (the “Exchange Shares”). Such agreements provide that the delivered Exchange Shares will be returned to the treasury of the Company as unauthorized shares of common stock and will become available for subsequent issuance by the Company from time to time. As consideration for the surrender of the Exchange Shares, the Company issued and delivered two million (2,000,000) restricted shares of a new class of Series A Preferred Stock, 1,000,000 shares each to Mr. Rozsnyay and Mr. Kun.

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

In February of 2008, shares of common stock of the Company were approved by FINRA for quotation and trading on the Over The Counter Bulletin Board (OTCBB) under the ticker symbol PWRV. Trading commenced in the Company’s securities on the OTCBB on February 21, 2008.

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

During March 2013, the Company entered into agreements with one unaffiliated professional for business consulting services. According to the agreement the professional provides consulting services to the Company. In connection with these services, the Company issued to them 100,000 shares of the Company’s common stock. The share issuance was recorded at the fair value of contracting date which is the market price on the commitment date $0.199 per share in the total amount of $19,900 and the related expense was recorded under general administration.

During March 2013, the Company cancelled the consulting agreement with one unaffiliated professional and 250,000 shares were cancelled.

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

On April 11, 2012, the Company entered into a consultation services agreement with Stockvest for IR services, pursuant to which the Company issued a total of 135,000 shares of its common stock to Stockvest as compensation. As of May 17, 2012, such agreement has been terminated.

During October 2011, the Company entered into agreements with three unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued 640,000 shares of the Company’s common stock to such professionals. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.11 and $0.09 per share in the total amount of $61,200 and the related expense was recorded under general administration.

On September 27, 2011, the Company entered into agreements with two unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued 100,000 shares of the Company’s common stock to such professionals.

These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.14 per share in the total amount of $14,000 and the related expense was recorded under general administration.

During April and May of 2011, the Company entered into agreements with five unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting services to the Company for 12 months. In connection with these services, the Company issued 505,000 shares of the Company’s common stock to such professionals.

These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date, ranging from $0.34 to $0.48 per share in the total amount of $190,900 and the related expense was recorded under general administration.

On February 7, 2011, the Company entered into a one year business consultation agreement with an unaffiliated person to provide general business development and incubation consultation. In exchange for his services the Company issued a onetime payment of 215,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $64,500 and the related expense was recorded under general administration.

On February 9, 2011, we entered into a one year business consultation agreement with an unaffiliated person to provide services in term of potential business opportunities in Poland. In exchange for his services we issued a onetime payment of 435,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.24 per share in the total amount of $104,400 and the related expense was recorded under general administration.

On February 24, 2011, we entered into a one year business consultation agreement with an unaffiliated person to provide general business development and incubation consultation. In exchange for his services we issued a onetime payment of 75,000 shares of our common stock, which vested immediately. These share issuances were recorded at $0.3 per share in the total amount of $22,500 and the related expense was recorded under general administration.

During October and November of 2010, the Company entered into agreements with several unaffiliated professionals for consulting services. According to the agreement the professionals provid consulting services to the Company in 2010. In connection with these services, the Company issued 874,000 shares of the Company’s common stock to such professionals. These share issuances were recorded at $0.5 per share in the total amount of $437,000 and the related expense was recorded under general administration.

In September 2010, the Company entered into an agreement with four unaffiliated professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued 153,000 shares of the Company’s common stock to such professionals. These share issuances were recorded at $0.5 per share in the total amount of $76,500 and the related expense was recorded under general administration.

The consulting agreements are entered into for a 12 month period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10.

The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2013, and $598,567 for the period from April 26, 2006 (date of inception) to March 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

In June 2010, the Company entered into an agreement with two unaffiliated professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2010. In connection with these services, the Company issued 20,000 shares of the Company’s common stock to such professionals. These share issuances were recorded at $0.1 per share in the total amount of $2,000 and the related expense was recorded under general administration.

In April 2009, the Company entered into an agreement with two unaffiliated professionals for consulting services. According to the agreement the professionals provided consulting services to the Company in 2009. In connection with these services, the Company issued 250,000 shares of the Company’s common stock to such professionals. These share issuances were recorded at $0.4 per share in the total amount of $100,000 and the related expense was recorded under general administration.

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

There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into separate consulting agreements with five consultants for 12 to 24 month periods, respectively. According to the agreements the consultants will provide general business consulting services.

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2013 and March 31, 2012, respectively and $467,501 for the period from April 26, 2006 (date of inception) to March 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

Other agreements

On March 16, 2011, the Company issued that certain Convertible Promissory Note in favor Infinite Funding LLC in the aggregate amount of $76,000. The note bears interest at 10%, is due December 5, 2011, and is convertible into shares of common stock at a conversion price of $0.05. On December 4, 2012, the Company received an extension to this note to December 31, 2013. On September 30, 2012, the loan was converted into 1,900,000 common stocks at a conversion price of $0.04 per share.

On October 8, 2008, the Company entered into a Standby Equity Distribution Agreement (the “Standby Equity Distribution Agreement”) with YA Global Investments, L.P. (the “Investor”). Pursuant to the terms of the Standby Equity Distribution Agreement, the Company (a) agreed to issue and sell to the Investor up to $5,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in tranches of equity, based upon a 7% discount to the market price of the Common Stock, calculated over the five trading days following notice by the Company of an election to sell shares; and (b) issued to the Investor a warrant (the “Warrant”) to purchase 4,027,386 shares of Common Stock at the exercise price per share of $0.29. The Warrant is not part of the commitment shares issued by the company to the investor.

The Investor must purchase the shares underlaying the Warrant. The Warrant price was determined based upon the highest bid price on the day of the closing of the agreement. The Investor is required to exercise the Warrant upon notice by the Company of an election to have the warrants exercised at a fix price of $0.29 per common stock.

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

On September 24, 2010 the Company notified the Investor in writing of its intention to terminate the Standby Equity Distribution Agreement.

In response to this letter, the Investor informed the Company in a letter, dated October 5, 2010, that the Standby Equity Distribution Agreement will terminate on or about October 15, 2010. The Investor also informed the Company that even though the Standby Equity Distribution Agreement is terminated, the Warrant shall remain in effect until it expires on October 8, 2013.

On October 18, 2010, the company received notice from the Investor for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common Stock to the Investor. Following this exercise, the Investor has 3,977,386 warrant shares available for purchase. The fair value of the liability from warrant is immaterial.

On September 10, 2012, the Investor notifed the Company that according to the terms of the Warrant there should have been a proportional reduction in the Warrant’s exercise price to the price of a private placement that was completed at a lower price than the $0.29 exercise price. The Investor and the Company agreed to modify the Warrant exercise price from the original $0.29 to $0.10.

At the same time the Investor also notified the Company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to aquire, on or before October 8, 2013, 3,977,386 shares of Common STock at a per share exercise price of $0.10. The fair value of the liability using Black-Scholes valuation at March 31, 2013 is $59,661, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

March 31, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 59,661		59,661

December 31, 2012	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 608,540		608,540

Fair value of warrant per share	March 31, 2013	December 31, 2012

Per share	$0.015	$0.153

The inputs used in fair value estimation are:

current share price at March 31, 2013: $0.1

exercise price $0.1

expected time to expiry (years): 0.5

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

On May 17, 2008, the Company entered into an agreement with Wakabayashi Fund LLC (“Wakabayashi”) in order to arrange financing for working capital as an intermediary. Wakabayashi provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2013 and $150,000 for the period from April 26, 2006 (date of inception) to March 31, 2013, in accordance with ASC 505-50. As of November 17, 2008, such agreement had been terminated without any funds raised.

On April 18, 2008, the Company entered an agreement with RedChip Companies Inc. (“RedChip”) and Partner Media4Equity Inc. (“Media4Equity”) for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 shares of restricted common stock with a market price of $0.70 for a 12 months period in connection with RedChip’s investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 shares of restricted common stock. These share issuances were recorded at $0.75 per share, the market price of the common stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2013 and December 31, 2012, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to March 31, 2013, in accordance with ASC 505-50.

Stock based compensations

On January 1, 2011, the Company entered into a restricted stock agreement with Ildiko Rozsa, the Chief Financial Officer of the Company. As part of the agreement Ms. Rozsa was granted 100,000 restricted shares of the Company’s common stock of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Rozsa is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Szilvia Toth, as the former Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Imre Eotvos, Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Daniel Kun, Jr., the Company’s former Secretary and Vice President. As part of the agreement Mr. Kun was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

On January 1, 2011, the Company entered into a restricted stock agreement with Gene Guhne, a former director of the Company. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

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

During the second quarter of 2010, the Company entered into a restricted stock agreement with Szilvia Toth, the former Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock, of which 25,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Imre Eotvos, the Technology Assistant of the Company. As part of the agreement Mr. Eotvos was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Eotvos is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Daniel Kun, Jr., as the Company’s former Secretary and Vice President. As part of the agreement Mr. Kun was granted 120,000 shares of restricted common stock, which will vest on equal installments of 30,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

During the second quarter of 2010, the Company entered into a restricted stock agreement with Gene Guhne, a former director of the Company. As part of the agreement Mr. Guhne was granted 100,000 shares of restricted common stock, which will vest on equal installments of 25,000 shares quarterly, at the end of each quarter, so long as Mr. Guhne is employed by the Company.

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

On February 5, 2009, the Company entered into a restricted stock agreement with Szilvia Toth, the former Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 120,000 shares of restricted common stock, of which 30,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

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

On February 5, 2009, the Company entered into a restricted stock agreement with Daniel Kun, Jr., as the Company’s former Secretary and Vice President. As part of the agreement Mr. Kun was granted 200,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

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

On October 1, 2007, the Company entered into a restricted stock agreement with Szilvia Toth, the former Chief Accounting Officer of the Company. As part of the agreement Ms. Toth was granted 100,000 shares of restricted common stock of which 50,000 shares are vested upon grant and 10,000 shares will vest quarterly, at the end of each quarter, so long as Ms. Toth is employed by the Company.

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

On October 24, 2007, the Company entered into a restricted stock agreement with Daniel Kun, Jr., as the Company’s former Secretary. As part of the agreement Mr. Kun was granted 250,000 shares of restricted common stock, which will vest on equal installments of 50,000 shares quarterly, at the end of each quarter, so long as Mr. Kun is employed by the Company.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2013 and December 31, 2012 and $2,590,000 for the period from April 26, 2006 (date of inception) to March 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

Reverse merger

On August 5, 2011 the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of such Note be paid in shares in such quantity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 into shares of the Company’s common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of its common stock.

On October 20, 2011 the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of such Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As the second step in this conversion process Mary Passalaqua requested the conversion of $20,000 into shares of the Company’s common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 our outstanding Promissory Note balance will be $105,000 plus accrued interest.

On April 10, 2007, the Companny entered into a reverse merger transaction with Vidatech. In connection with the merger 2,500,000 shares of PDV common stock remained outstanding and PDV issued 33,300,000 shares of its common stock for all the outstanding common stock of Vidatech. As a result of this transaction, the former stockholders of Vidatech became the controlling stockholders of PDV. Accordingly, the reverse merger has been accounted for as a recapitalization of Vidatech.

In May, 2006, the Company entered into a short term loan agreement with its Chief Executive Officer, Viktor Rozsnyay, for approximately $96,100 with a maturity of April 30, 2007. On December 28, 2006 Mr. Rozsnyay elected to convert the loan into equity, which is recorded as additional paid in capital.

In March, 2007, the Company entered into a short term loan agreement with its former Chief Financial Officer, Daniel Kun Jr., for approximately $53,735 with a maturity of March 31, 2007. On March 31, 2007 Mr. Kun elected to convert the loan into equity, which is recorded as additional paid in capital.

On April 5, 2012, the Company filed a Preliminary 14C Information Statement with the Securities and Exchange Commission announcing the following:

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

On April 24, 2012, the Company filed its Definitive Information statement to finalize this transaction.

By the end of March 31, 2013 and December 31, 2012, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Peter Boros, along with another owner of the Company provided short term loans of $395,718 and $67,183 respectively. These loans bear zero interest.

At March 31, 2013 there are no non-vested restricted stock awards.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	March 31, 2013	December 31, 2012

Accounts payable and accrued expenses	$1,414,187	$1,662,172
Interest accruals	1,306,862	1,205,632
Total	$2,721,049	$2,867,804

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

DERMAVI_ is successfully closed in 2009. DVCLIN01 supports the phase II clinical development of DermaVir. The Company made the final grant matching payment in April and will close this grant in the first half of 2013. FIBERSC2 supports the investigation of DermaVir mechanism of action with novel fiber integrated microscopy and will be concluded in 2013. WINGS supports the development of West Nile Virus vaccine with DermaVir technology and will be concluded in 2013.

NOTE 11 - SHORT TERM LOANS AND SHORT TERM LOANS

	March 31, 2013	December 31, 2012

Bridge Loan	$2,000,000	$2,000,000
Bridge loan payable provision	208,506	188,465
RIGHT loan	122,182	217,420
Bryan Sanders loan	30,000	30,000
Total short term loans	2,360,688	2,435,885

RIGHT loan	153,719	-
Total long term loans	153,719	-

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

As of the printing of this document, the US$1.1 million in face value of debentures was purchased by a fund operating under the SBIC, which has since been put into receivership with the U.S. SBA. The SBA is expected to execute a forbearance agreement. The remaining US$900,000.00 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. Most recently, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect to not accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures. The loan is not convertible at 31 March 2013.

RIGHT Loan

On January 31, 2013, the Company entered into a modification of RIGHT loan contract. According to the modification, the total outstanding amount of 225,000 EUR is payable from September 15, 2013 in 15,000 EUR instalments. As a result of the modification 120.000 EUR is reclassified to long term liabilities.

The loan bears 3% annual interest.

NOTE 12 - OTHER EXPENSES

Other expenses include the change in the value of the liability for warrants for Bluestar Consulting in the amount of $548,879.

NOTE 13 - SUBSEQUENT EVENTS

On May 9, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 100,000 shares of its common stock at $0.035 per share to an unaffiliated private investor for aggregate proceeds of $3,500.

On April 3, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to Daniel Kun, former Vice-President of the Company, in exchange for Mr. Kun relinquishing certain rights to shares of the Company’s Series A Preferred Stock. The issuance of such securities was deemed to be exempt under Regulation S of the Securities Act of 1933, as amended.

On April 3, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,400,000 shares of its common stock at $0.035 per share to an unaffiliated private investor for aggregate proceeds of $49,000.

Our wholly owned subsidiary, Genetic Immunity (GI), has initiated a law suit against the National Development Agency of Hungary. In 2009 GI successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently the agency refused to sign the grant and denied payment of funds. The Company sued to have the court reinstate the contract that resulted in a grant award. An appeals court decision on February 13, 2013 ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original signing in 2009. As such GI was ordered to pay 52,500,000 HUF (approximately $250,000) in law suit costs. At the same time the judgment also clearly stated that the since the original grant contract is valid the company is entitled to receive the original grant amount, interest payment and/or damages. On February 18, 2013 the Company filed a new petition to have the courts establish the damages and awards Genetic Immunity can receive based on appeals court ruling. The first hearing was held on May 2nd, with the next trial date set for July 2nd. We are currently suing the National Development Agency for 4,800,000,000 HUF (approximately $20 million) for damages sustained. The Company anticipates a resolution to this issue in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Power of the Dream Ventures, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

We currently focuses on enabling the operations of our wholly-owned subsidiary, Genetic Immunity, a Phase III clinical-stage biotechnology company focused on the discovery, development and commercialization of a new class of immunotherapeutic biologics ("Immune Therapies" or "Therapeutic Vaccines") for the treatment of chronic viral infections, cancer and allergy. Our Immune Therapies are designed to intensify or boost specific immune responses to modify or control these presently incurable diseases.

Plan of Operation

The Company is one of Hungary’s leading technology holding companies. We identify, invest in and acquire technologies originating in Hungary we deem to be internationally marketable. We currently hold equity interest in iGlue, Inc. a U.S. public company. Through our wholly owned subsidiary, Genetic Immunity, a biotechnology company we acquired in October of 2012, we now focus on the commercialization tasks related to Genetic Immunity’s lead product candidate DermaVir, a therapeutic HIV vaccine.

We are looking to generate revenue through the sale of Genetic Immunity’s Therapeutic Vaccines upon U.S., European and global marketing approvals, and through the sale of our equity interest in iGlue, Inc.

We believe we can raise sufficient additional financing through the sale of our common stock to allow us to continue operations and execute our business plan in the next 12 months. We also anticipates receiving a minimum of $5 million and a maximum of $22 million from a lawsuit initiated against the National Development Agency in Hungary for breach of contract for a previously awarded grant.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that through the acquisition of Genetic Immunity and the company’s lead product candidate DermaVir, we will be in a position to start generating revenue in 2014. We believe that our ownership of one of the world’s first, clinically proven, therapeutic HIV vaccine will prove attractive to both private and institutional investors, making fundraising a less strenuous process than before.

If necessary, we intend to raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2013 as we move closer to commercializing DermaVir. By the end of 2013, we plan to seek conditional marketing approval for DermaVir in the European Union.

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

In the next 12 months we anticipate spending approximately $2,000,000 on DermaVir’s regulatory approval, commercialization and general administrative expenses. We believe these funds will become available to us from proceeds obtained from our lawsuit against the Hungarian Development Agency and from the sale of our common stok, if necessary.

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

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,		Increase/
	2013	2012	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$155,467	133,820	21,647
Profit (Loss) from operations	$(329,548)	(182,329)	147,219
Interest Expenses and Exchange Gains	$(91,620)	(8,766)	82,854
Net profit (loss)	$127,711	(191,095)	318,806

Revenue

For the three months ended March 31, 2013 and 2012, the Company had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2013, general, selling and administrative expenses were $155,467 as compared to $133,820 for the three months ended March 31, 2012. The increase in general, selling and administrative expenses is attributable to the new segment of Genetic Immunity expenses.

Loss from Operations

Profit (Loss) from operations for the three months ended March 31, 2013 and 2012 was $219,331 and ($182,329), respectively. The primary decrease in loss from operations is attributable to the adjustment in the valuation in warrant liability.

Net Profit (Loss)

The net profit (loss) for the three months ended March 31, 2013 and 2012 was $127,711 and ($191,095), respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013, compared to December 31, 2012:

	March 31, 2013	December 31, 2012	Increase/Decrease
Current Assets	$297,259	$419,974	$(127,715)
Current Liabilities	$7,178,441	$7,761,171	$(429,011)
Working Capital (Deficit)	$(6,881,182)	$(7,341,197)	$306,296

At March 31, 2013, we had a working capital deficit of $7,034,901, as compared to a working capital deficit of $7,341,197, at December 31, 2012, a decrease of $306,296. The decrease is primarily attributable to the change in the value of warrant liability.

Net cash used in operating activities for the three months ended March 31, 2013 and 2012, was $114,876 and $41,655 respectively. The Company’s cash used in operations increase is primarily due to the increased cost of the Company’s new segment, Genetic Immunity.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at March 31, 2013 was $8.366.459.

Description of our Business and Properties

Through our Vidatech subsidiary, we provide pro-active support for idea, research, start-up and expansion-stage technology companies having rights to technologies or intellectual properties which we believe to be potentially commercially viable, by offering a range of services designed to encourage and protect the continuing development and eventual commercialization of those technologies.

Our focus will be on technologies and technology companies based in the Republic of Hungary. We believe that the availability of technologies for purchase or license, coupled with the lack of sufficient investment capital for such technologies in Hungary, present us with an opportunity to acquire technologies on terms and conditions that we deem advantageous

Our strategy is to acquire majority interests in technologies through, among other things, direct investment in start-up and expansion stage technologies and technology companies; cooperative research and development agreements with such companies; direct licensing agreements; joint venture arrangements; or, direct acquisition of technologies and intellectual properties.

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

Genetic Immunity

Through our wholly-owned subsidiary, Genetic Immunity, a Phase III clinical-stage biotechnology company, we focus on developing, regulatory approval subsequent commercialisation of a new class of immunotherapeutic biologics ("Immune Therapies") for the treatment of chronic viral infections, cancer and allergy. Our Immune Therapies are designed to intensify or boost specific immune responses to modify or control these presently incurable diseases. We focus on completing clinical trial programs as needed and on commercialization tasks related to the Company’s lead product candidate DermaVir therapeutic HIV vaccine.

As part of this process we are looking to submit a Conditional Marketing Approval request to the European Medicines Agency before the end of 2013.

Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2013. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefrom. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through March 31, 2013, the Company had an accumulated deficit of $10,860,119 and net cash used in operations of $2,946,295. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans and third party loans (see Note 6) will allow them to continue operations and execute its business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2014, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements included in this Form 10-Q do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Other than the recently completed private placement all of our funding to date has been generated from loans from our officers and directors. During the next twelve months we anticipate that we will have sufficient funding to pursue the regulatory pathway needed to achieve marketing or conditional marketing approval(s) for Genetic Immunity’s DermaVir HIV vaccine.

We currently have no other arrangements for financings and can give you no assurance that such financings will be available to us when required or on terms that we deem acceptable or at all.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We chose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that our management believes to be critical to understanding the results of our operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are as those described in the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007 for the year ended December 31, 2006 and as amended on August 30, 2007, and as follows.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Inflation and Foreign Currency

We maintain our books in local currency: US Dollars for the parent holding company and Gentic Immunity, Inc. in the United States of America and Hungarian Forint for Vidatech and Genetic Immunity, Kft. in Hungary.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of March 31, 2013, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 221.26 HUF/USD as of December 31, 2012, to 221.06 HUF/USD as of March 31, 2013, an approximate 7% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2013 and 2012 were 225.15 and 214.64, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting due to the internal control weaknesses described in our Form 10-k that still exist as of March 31, 2013, the period covered by this Form 10-Q.”

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than the matters previously disclosed, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER OF THE DREAM VENTURES, INC.

Dated: May 20, 2013
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: May 20, 2013
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

