Form 10-Q
period 2013-06-30
Power of The Dream Ventures Inc
filed 2013-08-14
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 14, 2013, there were 45,500,896 shares outstanding of the registrant’s common stock.

1

2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED JUNE 30, 2013 AND DECEMBER 31, 2012

Amounts in USD

	June 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$65,586	$63,986
Other receivables	282,518	332,018
Inventories	-	23,970
Total Current Assets	348,104	419,974

Intangibles	30,188,399	30,092,841
Fixed assets, net	321,125	503,169
Total Assets	30,857,628	31,015,984

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	$3,459,069	$2,867,804
Grants received	1,511,158	1,546,774
Capital leases payable, current portion	50,505	56,284
Short term loans from related parties	183,319	91,884
Liability from warrants	39,774	608,540
Note payable	154,000	154,000
Short term loans	2,353,560	2,435,885
Total Current Liabilities	7,751,385	7,761,171

Long term liabilities
Long term loan	117,401	-
Capital leases payable, less current portion	57,146	75,199
Total Long Term Liabilities	174,547	75,199

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,000,000 issued	3,000	3,000
Common stock, $.001 par value; 50,000,000 shares authorized, 45,500,896 and 42,495,244 shares issued and outstanding	45,501	42,495
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	34,718,532 (11,713,813) (100,524)	34,480,163 (11,223,621) (45,499)
Unearned Compensation	(21,000)	(76,924)
Total Stockholders’ Equity	22,931,696	23,179,614

Total liabilities and stockholders’ equity	30,857,628	31,015,984
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012

Amounts in USD

	Notes	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Month ended June 30, 2012	For the Period from April 26, 2006 (date of inception) to June 30, 2013

Net Sales		$ -	$ -	$ -	$ -	$ 5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122
Material expenses		24,495	4,351	49,398	8,501	160,999
General administration		347,591	77,985	503,058	211,805	8,659,315
Research and development	4	-	-	-	-	824,807
Personnel expenses		136,317	21,050	277,095	44,084	971,585
Depreciation and amortization	5	36,837	19,874	74,016	41,186	636,078
Grants received	10	266	-	(28,516)	-	(155,299)
Other expenses, net	12	4	19	7	32	22,090
Operating expenses		545,510	123,279	875,058	305,608	11,119,575
Profit (Loss) from operations		(545,510)	(123,279)	(875,058)	(305,608)	(11,117,453)

Non-operating income (expense)	12	19,887	-	568,766	-	(39,774)
Interest expense and exchange differences		(92,280)	(7,397)	(183,900)	(16,163)	(352,631)
Profit (Loss) before income taxes		(617,903)	(130,676)	(490,192)	(321,771)	(11,509,858)
Income taxes		-	-	-	-	(3,192)
Net profit (loss)		(617,903)	(130,676)	(490,192)	(321,771)	$ (11,513,050)
4

Other comprehensive income	(135,567)	(8,854)	(55,025)	(22,334)
Total comprehensive income	(753,470)	(139,530)	(545,217)	(344,105)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted	$(0.01) $(0.01) 45,033,548 45,033,548	$(0.00) $(0.00) 38,730,815 38,730,815	$(0.01) $(0.01) 43,771,408 43,771,408	$(0.01) $(0.01) 38,609,430 38,609,430
5

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
6

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
7

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

Conversion of common shares to preferred shares (change in value)	(2,200)	2,200	-
Shares issued for services	135,000	14	21,586	21,600
Private placement at $0.3 per share (see Note 8)	42,200	4	12,654	12,658
Amortization of Unearned Compensation	197,328	197,328
Change of par value from $0.0001 to $0.001	36,598	(36,598)	-
Shares issued for services	1,930,000	1,930	178,240	(132,850)	47,320
Conversion of loan to stocks	1,900,000	1,900	74,100	76,000
Acquisition of Genetic Immunity	1,000,000	1,000	50,000	25,023,620	25,074,620
Currency Translation Adjustment	(37,272)	(37,272)	(37,272)
Net loss for the period	(1,679,052)	(1,679,052)	(1,679,052)
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614	$(1,716,324)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614

Cancellation of shares for services	(250,000)	(250)	(34,775)	35,025	-
Amortization of Unearned Compensation	20,899	20,899
Shares issued for services	100,000	100	19,800	-	19,900
Shares issued to prior owner	1,000,000	1,000	159,000	160,000
Issuance of shares to settle payable	655,652	656	43,344	44,000
Private placement	1,500,000	1,500	51,000	52,500
Currency Translation Adjustment	(55,025)	(55,025)
Net profit for the period	(490,192)	(490,192)
Balance at June 30, 2013	3,000,000	45,500,896	$48,501	$(11,713,813)	34,718,532	$(100,524)	$(21,000)	$22,931,696

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended June 30, 2013	For the period ended June 30, 2012	Cumulative from April 26, 2006 (date of inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(490,192)	$(321,771)	$(11,513,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	20,899	122,544	6,072,513
Recapitalization under reverse merger	-	21,600	(250,763)
Issue of shares for services	-	-	210,000
Issue of shares for research and development	-	-	34,000
Liability from warrant	(568,766)	-	39,774
Reversal of grant accrual	-	-	(130,574)
Depreciation and amortization	74,016	41,186	636,078
	(964,043)	(136,441)	(4,902,022)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	73,470	(2,027)	(282,518)
(Decrease) Increase in accounts payable and accrued liabilities	803,263	42,993	2,569,645

Net cash used in operating activities	(87,310)	(95,475)	(2,614,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(18,707)	(496,197)
Net cash used in investing activities	-	(18,707)	(496,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-	217,018
Increase( Decrease) in related party liabilities	91,435	31,863	183,319
Exercise of warrant	-	-	1,616
Proceeds from sale of common stock	52,500	79,811	2,805,249
Proceeds from issuance of notes	-	-	70,000
Net cash from financing activities	143,935	111,674	3,277,202
Effect of exchange rate changes on cash	(55,025)	(22,334)	(100,524)
Net (decrease) increase in cash	1,600	(24,842)	65,586
Cash at beginning of period	63,986	28,948	-
Cash at end of period	$65,586	$4,106	$65,586

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$19,900	$21,600	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	406,558	$406,558
Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-
12

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

On April 10, 2007, we completed our acquisition of Vidatech, Kft. (also known as Vidatech Technological Research and Development LLC) a limited liability company formed under the laws of the Republic of Hungary (hereinafter referred to as “Vidatech”). Vidatech is a company formed for the purpose of investing in, acquiring, developing, licensing, and commercializing technologies developed in Hungary. In furtherance of its business, Vidatech provides research and development services to the companies from which it acquires technologies or participation interests in such technologies.

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

As a result, Genetic Immunity became a 100% wholly owned subsidiary. The acquisition was completed for 1,000,000 shares of Series B Preferred stock. The Company is in the process of undertaking the necessary actions to amend the Certificate of Designation of the Series B Preferred stock to allow the Series B Preferred Stock to convert into 40 shares of common stock per one (1) share of Series B Preferred beginning on January 1, 2014.

The Company filed a Current Report on Form 8-K with the SEC disclosing this transaction on October 4, 2012.

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

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Following our acquisition last year we are changing the organisation structure of Genetic Immunity. The Chief Executive Officer and Directors of Genetic Immunity have already been changed, as disclosed in the Company’s Current Report on Form 8-K report, filed with the SEC on June 11, 2013. We are currently in the process of amending the Articles of Association, its Amendments and replacing the director of Genetic Immunity (Hungary). Due to these organizational and management changes, the results for the second quarter for Genetic Immunity were estimated based on first quarter actual results. As Genetic Immunity has had limited business activity, management believes the estimates present fairly the results of Genetic Immunity and consolidated PDV.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Equity position in iGlue, Inc.

The Company currently owns a minority stake in iGlue, Inc. a development stage software company trading on the OTCQB exchange in the United States. The Company financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. The Company holds 2,884,986 shares of iGlue common stock and warrants to purchase a total of three million addition shares. The market value of out iGlue common stock on June 30, 2013 was $8,366,459, the book value of the investment is $0.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2013 and for the period from April 26, 2006 (date of inception) to June 30, 2013.

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

Since inception through June 30, 2013, the Company had an accumulated deficit of $11,513,050 and net cash used in operations of $2,614,895. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

Management believes the Company has adequate capital to keep the Company functioning through June 30, 2014. However, the need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2013, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at June 30, 2013 is $100,524.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended June 30, 2013 and 2012, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2013 and 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. At June 30, 2013 all warrants were excluded from the diluted EPS calculation because they were anti-dilutive.

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

NOTE 3 - OTHER RECEIVABLES

	June 30, 2013	December 31, 2012

Taxes reclaimable	$11,332	$37,418
Advances given	261,702	264,389
Other	9,484	30,211
Total	$282,518	$332,018

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

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at June 30, 2013 and December 31, 2012:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2011	-	166,284	377,139	543,423
Genetic Immunity acquisition	30,111,909	418,483	-	418,483
Additions	274,986	-	-	-
Disposals	-	-	(90,369)	(90,369)
Change in FX rates	(271,780)	14,998	33,063	48,061
at December 31, 2012	30,115,115	599,765	319,833	919,598

Additions		1,217		1,217
Disposals
Change in FX rates		(41,274)	(7,365)	(48,639)

at June 30, 2013	30,115,115	559,708	312,468	872,176

Accumulated depreciation and amortization
at December 31, 2011	-	127,002	220,650	347,652
Genetic Immunity acquisition	-	-	-	-
Additions	22,268	36,881	48,950	85,831
Disposals	-	-	(58,608)	(58,608)
Change in FX rates	6	8,839	32,715	41,554
at December 31, 2012	22,274	172,722	243,707	416,429

Additions	24,824	39,807	9,040	48,847
Disposals
Change in FX rates	26,186	90,796	(5,021)	85,775

at June 30, 2013	73,284	303,325	247,726	551,051

Net book values at
December 31, 2011	-	39,282	156,489	195,771
December 31, 2012	30,092,841	427,043	76,126	503,169
June 30, 2013	30,188,399	256,383	64,742	321,125

The net book value of fixed assets under capital lease amount to $64,742 and $76,126 at June 30, 2013 and at December 31, 2012, respectively.

The Company owns the following patents as intangible assets:

  Re: PCT US97/02933 publication No. WO9731119A1, corresp to USSN 08/803,484 'Methods and Compositions for Therapeutic and Genetic Immunization' filed 20 February 1997 by J. Lisziewicz and F. Lori, Atty. Docket No. RGT 100A PCT

  Re: PCT/US98/19498 publication No. WO9913915A1 'Method of Delivering Genes into Antigen Presenting Cells of the skin' corresp. to USSN 09/153,198 filed 15 September 1998 by Lisziewicz & Lori, Atty Docket No. RGT 9771 PCT

  Re: PCT US 04/000746 publication No. WO 2004/065575, corresp. to USSN 10/757,343 “Plasmid DNA and Uses therefor” filed 14 January 2004, based on prov’l appln 60/440,245 filed 15 January, 2003, by Lisziewicz, et al., Atty Docket No. RGT 7033

Above the patents, the following trademark is owned:

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at June 30, 2013). Interest accrual in connection with such note amounted to $50,710 and $49,004 for the period ended at June 30, 2013 and at December 31, 2012, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2013:

For the period ending June 30, 2013	Amounts

2013	28,973
2014	57,945
2015	21,043

Total minimum lease payments	107,961

Less: amounts representing interest	310

Present value of net minimum lease payments	107,651

Less: current portion	50,505

Long term liability	$57,146

NOTE 8 - STOCKHOLDERS’ EQUITY

On October 2, 2012 the Company acquired Genetic Immunity, Inc., a US corporation domiciled in the state of Delaware. Genetic Immunity is an immunotherapeutic vaccine company whose lead product candidate DermaVir has passed Phase II clinical trials.

Through the acquisitions Genetic Immunity became a 100% wholly owned subsidiary. The acquisition was completed for 1,000,000 shares of Series B Preferred stock. The Company is in the process of undertaking the necessary actions to amend the Certificate of Designation of the Series B Preferred stock to allow the Series B Preferred Stock to convert into 40 shares of common stock per one (1) share of Series B Preferred beginning on January 1, 2014.

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

Consulting agreements

During the second quarter of 2013, the Company issued 655,652 shares of the Company’s restricted common stock to two suppliers for converting their receivable towards the company into common stock. The related conversion totaled $44,000.

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

The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2013, and $598,567 for the period from April 26, 2006 (date of inception) to June 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2013 and March 31, 2012, respectively and $467,501 for the period from April 26, 2006 (date of inception) to June 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

On September 10, 2012, the Investor notified the Company that according to the terms of the Warrant there should have been a proportional reduction in the Warrant’s exercise price to the price of a private placement that was completed at a lower price than the $0.29 exercise price. The Investor and the Company agreed to modify the Warrant exercise price from the original $0.29 to $0.10.

At the same time the Investor also notified the Company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to aquire, on or before October 8, 2013, 3,977,386 shares of Common Stock at a per share exercise price of $0.10. The fair value of the liability using Black-Scholes valuation at June 30, 2013 is $39,774, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement.

The following table shows the movement in fair value along with the change of warrant conditions:

June 30, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	39,774	39,774

December 31, 2012	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	608,540	608,540

Fair value of warrant per share	June 30, 2013	December 31, 2012

Per share	$0.015	$0.153

The inputs used in fair value estimation are:

current share price at June 30, 2013: $0.1

exercise price $0.1

expected time to expiry (years): 0.25

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

On May 17, 2008, the Company entered into an agreement with Wakabayashi Fund LLC (“Wakabayashi”) in order to arrange financing for working capital as an intermediary. Wakabayashi provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2013 and $150,000 for the period from April 26, 2006 (date of inception) to June 30, 2013, in accordance with ASC 505-50. As of November 17, 2008, such agreement had been terminated without any funds raised.

On April 18, 2008, the Company entered an agreement with RedChip Companies Inc. (“RedChip”) and Partner Media4Equity Inc. (“Media4Equity”) for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 shares of restricted common stock with a market price of $0.70 for a 12 months period in connection with RedChip’s investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 shares of restricted common stock. These share issuances were recorded at $0.75 per share, the market price of the common stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended June 30, 2013 and December 31, 2012, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to June 30, 2013, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended June 30, 2013 and December 31, 2012 and $2,590,000 for the period from April 26, 2006 (date of inception) to June 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

By the end of June 30, 2013 and December 31, 2012, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Peter Boros, along with another owner of the Company provided short term loans of $183,319 and $67,183 respectively. These loans bear zero interest.

At June 30, 2013 there are no non-vested restricted stock awards.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	June 30, 2013	December 31, 2012

Accounts payable and accrued expenses	$2,092,207	$1,662,172
Interest accruals	1,366,862	1,205,632
Total	$3,459,069	$2,867,804

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

NOTE 11 - SHORT TERM LOANS AND LONG TERM LOANS

	June 30, 2013	December 31, 2012

Bridge Loan	$2,000,000	$2,000,000
Bridge loan payable provision	228,548	188,465
RIGHT loan	95,012	217,420
Bryan Sanders loan	30,000	30,000
Total short term loans	2,353,560	2,435,885

RIGHT loan	117,401	-
Total long term loans	117,401	-

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

As of the printing of this document, the US$1.1 million in face value of debentures was purchased by a fund operating under the SBIC, which has since been put into receivership with the U.S. SBA. The SBA is expected to execute a forbearance agreement. The remaining US$900,000.00 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. Most recently, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect to not accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures. The loan is not convertible at 30 June 2013.

RIGHT Loan

On January 31, 2013, the Company entered into a modification of RIGHT loan contract. According to the modification, the total outstanding amount of 225,000 EUR is payable from September 15, 2013 in 15,000 EUR instalments. As a result of the modification 90.000 EUR is reclassified to long term liabilities.

The loan bears 3% annual interest.

NOTE 12 - OTHER EXPENSES

Other expenses include the change in the value of the liability for warrants for Bluestar Consulting in the amount of $568,766.

NOTE 13 - SUBSEQUENT EVENTS

Our wholly owned subsidiary, Genetic Immunity, has initiated a law suit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently the agency refused to sign the grant and denied payment of funds. The company sued to have the court reinstate the contract that resulted in a grant award. An appeals court decision on February 13, 2013 ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original signing in 2009. As such, Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in law suit costs. At the same time, the judgment also clearly stated that the since the original grant contract is valid the company is entitled to receive the original grant amount, interest payment and/or damages. On February 18, 2013, the company filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on appeals court ruling. The first hearing was held on May 2, 2013, followed by hearings on July 2, 2013, and July 10, 2013, respectively. The next hearing is scheduled for September 10, 2013. We are currently suing the National Development Agency for 4,800,000,000 HUF (approximately $20 million) for damages sustained. The company anticipates a resolution to this issue in 2013.

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

OVERVIEW

We currently focus on enabling the operations of our wholly-owned subsidiary, Genetic Immunity, a Phase III clinical-stage biotechnology company focused on the discovery, development and commercialization of a new class of immunotherapeutic biologics ("Immune Therapies" or "Therapeutic Vaccines") for the treatment of chronic viral infections, cancer and allergy. Our Immune Therapies are designed to intensify or boost specific immune responses to modify or control these presently incurable diseases.

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

Results of Operations

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,		Increase/
	2013	2012	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$347,591	77,985	269,606
Profit (Loss) from operations	$(545,510)	(123,279)	422,231
Interest Expenses and Exchange Gains	$(92,280)	(7,397)	84,883
Net profit (loss)	$(617,903)	(130,676)	487,227

Revenue

For the three months ended June 30, 2013 and 2012, the Company had no revenues.

General, selling and administrative expenses

For the three months ended June 30, 2013, general, selling and administrative expenses were $347,591 as compared to $77,985 for the three months ended June 30, 2012. The increase in general, selling and administrative expenses is attributable to  the Genetic Immunity acquisition.

Loss from Operations

Loss from operations for the three months ended June 30, 2013 and 2012 was $545,510 and $123,279, respectively.  The primary decrease in loss from operations is attributable to the decrease of general administration expnses and personnel expenses.

Non-operating expenses

$19,887 is recorded as gain from change in the value of the warrant that are classified as liability.

Net Profit (Loss)

The net loss for the three months ended June 30, 2013 and 2012 was $617,903 and $130,676, respectively.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,		Increase/
	2013	2012	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$503,058	211,805	291,253
Profit (Loss) from operations	$(875,058)	(305,608)	569,450
Interest Expenses and Exchange Gains	$(183,900)	(16,163)	167,737
Net profit (loss)	$(490,192)	(321,771)	168,421

Revenue

For the six months ended June 30, 2013 and 2012, the Company had no revenues.

General, selling and administrative expenses

For the six months ended June 30, 2013, general, selling and administrative expenses were $503,058 as compared to $211,805 for the six months ended June 30, 2012. The increase in general, selling and administrative expenses is attributable to Genetic Immunity acquisition.

Loss from Operations

Loss from operations for the six months ended June 30, 2013 and 2012 was $875,058 and $305,608, respectively. The primary decrease in loss from operations is attributable to the increase of general administration expnses and personnel expenses.

Non-operating expenses

$568,766 is recorded as gain from change in the value of the warrant that are classified as liability.

Net Profit (Loss)

The net loss for the six months ended June 30, 2013 and 2012 was $490,192 and $321,771, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013, compared to December 31, 2012:

	June 30, 2013	December 31, 2012	Increase/Decrease
Current Assets	$348,104	$419,974	$(71,870)
Current Liabilities	$7,751,385	$7,761,171	$(9,786)
Working Capital (Deficit)	$(7,403,281)	$(7,341,197)	$62,084

At June 30, 2013, we had a working capital deficit of $7,403,281, as compared to a working capital deficit of $7,341,197, at December 31, 2012, a decrease of $62,084. The increase in the working capital deficit is primarly attributable to higher accounts payable, partially offset by a reduction of the warrant liability.

Net cash used in operating activities for the six months ended June 30, 2013 and 2012, was $87,310 and $95,475 respectively. The Company’s cash used in operations increase is primarily due to the increased cost of the Company’s new segment, Genetic Immunity.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at June 30, 2013 was $8,366,459, book value of the investment is $0..

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

Since inception through June 30, 2013, the Company had an accumulated deficit of $11,513,050 and net cash used in operations of $2,614,895. However, management of the Company believes that the recent funding from the private placement of the Company’s common shares (See Note 8) together with related party loans and third party loans (see Note 6) will allow them to continue operations and execute its business plan. We also anticipates receiving a minimum of $5 million and a maximum of $22 million from a lawsuit initiated against the National Development Agency in Hungary for breach of contract for a previously awarded grant.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2014, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of June 30, 2013, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 221.26 HUF/USD as of December 31, 2012, to 226.27 HUF/USD as of June 30, 2013, an approximate 2% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2013 and 2012 were 227.25 and 224.39, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Form 10-K that still exist as of June 30, 2013, the period covered by this Form 10-Q

(b) Changes in Internal Controls

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

On April 3, 2013, the Company issued 1,000,000 shares of common stock to Daniel Kun, former Vice-President of the Company, in exchange for Mr. Kun relinquishing certain rights to shares of the Company’s Series A Preferred Stock. The issuance of such securities was deemed to be exempt under Regulation S of the Securities Act of 1933, as amended.

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

During the second quarter of 2013, the Company issued 655,652 shares of the Company’s restricted common stock to two suppliers for converting their receivable towards the Company into common stock. The related conversion totaled $44,000.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2013.

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

POWER OF THE DREAM VENTURES, INC.

Dated: August 14, 2013
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: August 14, 2013
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

