Form 10-Q
period 2013-09-30
Power of The Dream Ventures Inc
filed 2013-11-19
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 14, 2013, there were 46,500,896 shares outstanding of the registrant’s common stock.

1

2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Amounts in USD

		September 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash		$116,645	$63,986
Other receivables	3	295,739	332,018
Inventories		-	23,970
Total Current Assets		412,384	419,974

Intangibles	5	30,055,149	30,092,841
Fixed assets, net	5	214,406	503,169
Total Assets		30,681,939	31,015,984

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	9	$3,611,287	$2,867,804
Grants received	10	1,549,508	1,546,774
Capital leases payable, current portion	7	50,505	56,284
Short term loans from related parties		65,045	91,884
Liability from warrants	8	-	608,540
Note payable	6	154,000	154,000
Short term loans	11	2,414,853	2,435,885
Total Current Liabilities		7,845,198	7,761,171

Long term liabilities
Long term loan	11	81,156	-
Capital leases payable, less current portion	7	48,978	75,199
Total Long Term Liabilities		130,134	75,199

Stockholders’ Equity
Preferred stock, $0.001 par value, 11,000,000 shares authorized, 3,650,000 issued	8	3,650	3,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 45,500,896 and 42,495,244 shares issued and outstanding	8	45,501	42,495
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		34,912,882 (12,255,895) 10,968	34,480,163 (11,223,621) (45,499)
Unearned Compensation		(10,499)	(76,924)
Total Stockholders’ Equity		22,706,607	23,179,614

Total liabilities and stockholders’ equity		30,681,939	31,015,984
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

Amounts in USD

	Notes	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	For the Period from April 26, 2006 (date of inception) to September 30, 2013

Net Sales		$ -	$ -	$ -	$ -	$ 5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122
Material expenses		(1,578)	4,234	47,820	12,735	159,421
General administration		182,464	276,072	685,522	487,877	8,841,779
Research and development	4	-	-	-	-	824,807
Personnel expenses		110,926	22,113	388,021	66,197	1,082,511
Depreciation and amortization	5	35,782	20,660	109,798	61,846	671,860
Grants received	10	(114)	-	(28,630)	-	(155,413)
Other expenses, net	12	162,187	-	162,194	32	184,277
Operating expenses		489,667	323,079	1,364,725	628,687	11,609,242
Profit (Loss) from operations		(489,667)	(323,079)	(1,364,725)	(628,687)	(11,607,120)

Non-operating income (expense)	12	39,774	(8,879)	608,540	(25,061)	-
Interest expense and exchange differences		(92,189)	(331,976)	(276,089)	(653,748)	(444,820)
Profit (Loss) before income taxes		(542,082)	(331,976)	(1,032,274)	(653,748)	(12,051,940)
Income taxes		-	-	-	-	(3,192)
Net profit (loss)		(542,082)	(331,976)	(1,032,274)	(653,748)	$ (12,055,132)
4

	Notes	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	For the Period from April 26, 2006 (date of inception) to September 30, 2013

Other comprehensive income		111,492	(16,737)	56,467	(39,071)
Total comprehensive income		(430,590)	(348,713)	(975,807)	(692,819)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.01) $(0.01) 45,500,896 45,500,896	$(0.01) $(0.01) 38,589,083 38,589,083	$(0.02) $(0.02) 44,354,239 44,354,239	$(0.02) $(0.02) 38,589,083 38,589,083
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
7

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/(Loss)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)
Private placement for $0.12 and $0.1 per share	1,597,500	159		159,542			159,701
Private placement for $0.5 per share (See Note 8)	70,000	7		34,993			35,000
Shares issued for services at $0.5 per share (See Note 8)	1,027,000	100		513,400		(513,500)	—
Shares issued for stock based compensation at $0.1 per share (See Note 8)	540,000	54		53,946		(54,000)	—
Shares issued for services at $0.1 per share (See Note 8)	20,000	2		1,998		(2,000)	—
Exercise of warrant	3,226	3		1,613			1,616
Amortization of Unearned Compensation						200,528	200,528
Currency Translation Adjustment					(38,874)		(38,874)	(38,874)
Net loss for the period			(588,910)				(588,910)	(588,910)
Balance at December 31, 2010	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/(Loss)
Balance at December 31, 2010	—	52,109,017	$5,211	$(8,343,534)	8,236,638	$5,564	$(383,972)	$(480,093)	$(627,784)

Private placement at $0.29 per share (see Note 8)		196,489	20		56,962			56,982
Conversion of note at $0.29 per share		2,400,000	240		69,760			70,000
Private placement at $0.16 per share (see Note 8)		1,727,013	172		276,150			276,322
Private placement at $0.12 per share (see Note 8)		17,825	2		2,135			2,137
Shares issued for services per share (See Note 8)		1,970,000	197		457,691		(457,888)	—
Shares issued for stock based compensation at $0.15 per share (See Note 8)		540,000	54		80,946		(81,000)	—
Private placement at $0.16 per share (see Note 8)		27,700	3		4,429			4,432
Conversion of note at $0.01 per share		3,500,000	350		19,650			20,000
Cancellation of common stock (and issue of preferred stock)	2,000,000	(24,000,000)						—
Amortization of Unearned Compensation							781,458	781,458
Currency Translation Adjustment						(13,791)		(13,791)	(13,791)
Net loss for the period				(1,251,035)				(1,251,035)	(1,251,035)
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/(Loss)
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

Conversion of common shares to preferred shares (change in value)			(2,200)		2,200			—
Shares issued for services		135,000	14		21,586			21,600
Private placement at $0.3 per share (see Note 8)		42,200	4		12,654			12,658
Amortization of Unearned Compensation							197,328	197,328
Change of par value from $0.0001 to $0.001			36,598		(36,598)			—
Shares issued for services		1,930,000	1,930		178,240		(132,850)	47,320
Conversion of loan to stocks		1,900,000	1,900		74,100			76,000
Acquisition of Genetic Immunity	1,000,000		1,000	50,000	25,023,620			25,074,620
Currency Translation Adjustment						(37,272)		(37,272)	(37,272)
Net loss for the period				(1,679,052)				(1,679,052)	(1,679,052)
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614	$(1,716,324)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614

Cancellation of shares for services		(250,000)	(250)		(34,775)		35,025	—
Amortization of Unearned Compensation							31,400	31,400
Shares issued for services		100,000	100		19,800		—	19,900
Shares issued to prior owner		1,000,000	1,000		159,000			160,000
Issuance of shares to settle payable		655,652	656		43,344			44,000
Private placement		1,500,000	1,500		51,000			52,500
Private placement	650,000		650		194,350			195,000
Currency Translation Adjustment						56,467		56,467
Net profit for the period				(1,032,274)				(1,032,274)
Balance at September 30, 2013	3,650,000	45,500,896	$49,151	$(12,255,895)	34,912,882	$10,968	$(10,499)	$22,706,607

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended September 30, 2013	For the period ended September 30, 2012	Cumulative from April 26, 2006 (date of inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(1,032,274)	$(653,748)	$(11,513,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	31,400	141,235	6,083,014
Recapitalization under reverse merger	—	21,600	(250,763)
Issue of shares for services	—	—	210,000
Issue of shares for research and development	—	—	34,000
Liability from warrant	(608,540)	210,801	-
Reversal of grant accrual	—	—	(130,574)
Loss on sale of fixed assets	162,187		162,187
Depreciation and amortization	109,798	61,846	671,860
	(1,337,429)	(218,266)	(4,733,326)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	60,249	(947)	(295,739)
(Decrease) Increase in accounts payable and accrued liabilities	1,032,241	43,057	2,256,541
Net cash used in operating activities	(244,939)	(176,156)	(2,772,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	99,551		99,551
Purchase of fixed assets	(77,081)	(30,283)	(573,278)
Net cash used in investing activities	22,470	(30,283)	(473,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	—	—	217,018
Increase( Decrease) in related party liabilities	(26,839)	225,539	65,045
Exercise of warrant	—	—	1,616
Proceeds from sale of common stock	245,500	12,658	2,998,249
Proceeds from issuance of notes	—	—	70,000
Net cash from financing activities	218,661	238,197	3,351,928
Effect of exchange rate changes on cash	56,467	(39,071)	10,968
Net (decrease) increase in cash	52,659	(7,313)	116,645
Cash at beginning of period	63,986	28,948	-
Cash at end of period	$116,645	$21,635	$116,645

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$19,900	$21,600	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	—	—	$250,513
Issuance of stock based compensation shares	—	—	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	406,558	$406,558
Cash paid for:
Interest	—	—	40,980
Taxes	—	—	-
12

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

The acquisition of Genetic Immunity has been accounted for as a business combination whereby the purchase price was allocated to intangible assets based on their fair values of the acquisition date. A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase price (at par value)	$1,000
Fair value adjustment of shares	25,072,621
Total purchase price	25,073,62

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

The difference between the fair value and the par value is primarily derived from the intangible rights (Dermavir) of the Company. The useful life of Dermavir can not be defined, therefore its value is tested for impairment at every year end.

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

Following the acquisition last year, the Company is changing the organisation structure of Genetic Immunity. The CEO and Directors of Genetic Immunity have already been changed, as disclosed in a Current Report on Form 8-K, filed with the SEC on June 11, 2013. We have also completed changing the Articles of Association, its Amendments and Director of Genetic Immunity (Hungary) as of October 6, 2013.

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

Equity position in iGlue, Inc.

The Company currently owns a minority stake in iGlue, Inc. (“iGlue”), a development stage software company trading on the OTCQB exchange in the United States. The Company financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. The Company holds 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our shares of iGlue’s common stock on September 30, 2013 was $8,366,459, the book value of the investment is $0.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2013 and for the period from April 26, 2006 (date of inception) to September 30, 2013.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2013. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. Since inception through September 30, 2013, the Company had an accumulated deficit of $12,055,132 and net cash used in operations of $2,772,524 However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

Management believes they can raise sufficient additional financing through the sale of our common stock to allow the Company to continue operations and execute our business plan in the next 12 months. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PDV, its wholly-owned Hungarian subsidiary, Vidatech, Genetic Immunity., and its wholly owned Hungarian susbsidiary Genetic Immunity, Kft. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2013, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income at September 30, 2013 was $10,968.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended September 30, 2013 and 2012, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2013 and 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. At September 30, 2013, all warrants were excluded from the diluted EPS calculation because they were anti-dilutive.

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

NOTE 3 - OTHER RECEIVABLES

	September 30, 2013	December 31, 2012

Taxes reclaimable	$26,929	$37,418
Advances given	259,812	264,389
Other	8,998	30,211
Total	$295,739	$332,018

Advances given contain advances to lawyers on the legal case of Genetic Immunity currently in progress.

NOTE 4 - RESEARCH AND DEVELOPMENT (“R&D”)

Our research and development activites are currently carried out through our wholly-owned subsidiary, Genetic Immunity, which is engaged in the development of therapeutic vaccines for several different diseases inlcuing HIV, cancer, allergies and more. Current research and development is limited to DNA sequencing as we pursue commercialization tasks related to the company’s lead product candidate therapeutic HIV vaccine DermaVir. Once Dermavir is fully commercialized we will initiate additional R&D to develop several cancer and allergy vaccines.

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at September 30, 2013 and December 31, 2012:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2011	-	166,284	377,139	543,423
Genetic Immunity acquisition	30,111,909	418,483	-	418,483
Additions	274,986	-	-	-
Disposals	-	-	(90,369)	(90,369)
Change in FX rates	(271,780)	14,998	33,063	48,061
at December 31, 2012	30,115,115	599,765	319,833	919,598

Additions		8,710		8,710
Disposals		(228,367)		(228,367)
Change in FX rates	(21,901)	(3,925)	565	(3,360)

at September 30, 2013	30,093,214	376,183	320,398	696,581

Accumulated depreciation and amortization
at December 31, 2011	-	127,002	220,650	347,652
Genetic Immunity acquisition	-	-	-	-
Additions	22,268	36,881	48,950	85,831
Disposals	-	-	(58,608)	(58,608)
Change in FX rates	6	8,839	32,715	41,554
at December 31, 2012	22,274	172,722	243,707	416,429

Additions	37,373	57,530	14,895	72,425
Disposals		(9,031)		(9,031)
Change in FX rates	(21,582)	1,921	431	2,352

at September 30, 2013	38,065	223,142	259,033	482,175

Net book values at
December 31, 2011	-	39,282	156,489	195,771
December 31, 2012	30,092,841	427,043	76,126	503,169
September 30, 2013	30,055,149	153,041	61,365	214,406

The increase of intangibles is primarily derived from the intangible rights (Dermavir) of the Company. During the acquisition of Genetic Immunity, the Company has received the valuation of the patents from an independent valuation company. According to the valuation, the Company entered the acquired intangibles to the consolidated balance sheet. The acquired intangibles have indefinite useful life and annual impairment test is carried out on a discounted cash flow basis. According to the latest valuation carried out at October 2, 2012, no impairment losses are to be recognized.

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

  Trademark “Genetic Immunity” Serial No. 75153267, filed January 22, 1999, 1st use at least Jan 13, 1999, Reg. No. 2657301 on December 3, 2002

The net book value of fixed assets under capital lease amount to $61,365 and $76,126 at September 30, 2013 and December 31, 2012, respectively.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at September 30, 2013). Interest accrual in connection with such note amounted to $51,563 and $49,004 for the period ended at September 30, 2013 and at December 31, 2012, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

Infinite Funding

On July 19, 2011, the Company issued a promissory note in favor of Infinite Funding, Inc in the aggregate amount of $49,000. Such note bears interest at 12% per annum.

NOTE 7 - CAPITAL LEASES PAYABLE

In August 2007, the Company entered into capital lease agreements on 3 vehicles for management purposes. The maturity of the lease is 60 months and is denominated in CHF. Installments and interest is due on a monthly basis. In December 2007, the Company entered into additional capital lease agreements on 2 vehicles for management purposes. The maturity of the lease is 72 months and is denominated in CHF. Installments and interest is due on a monthly basis.

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2013:

For the period ending September 30, 2013	Amounts

2013	21,177
2014	57,945
2015	21,043

Total minimum lease payments	100,165

Less: amounts representing interest	682

Present value of net minimum lease payments	99,483

Less: current portion	50,505

Long term liability	$48,978

NOTE 8 - STOCKHOLDERS’ EQUITY

On October 2, 2012, the Company acquired Genetic Immunity,a a Delaware corporation. Genetic Immunity is an immunotherapeutic vaccine company whose lead product candidate DermaVir has passed Phase II clinical trials.

As rea result of the acquisition, Genetic Immunity became a wholly-owned subsidiary. The acquisition was completed for 1,000,000 shares of Series B Preferred Stock, convertible into 40 million shares of common stock beginning on January 1, 2014.

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

Private placements

On September 25, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold a total of 650,000 shares of its Series C Preferred Stock to two unaffiliated private investors for aggregate proceeds of $195,000.

Series C Preferred Stocks can be converted with a completed form of conversion notice into 20 shares of common stock. The holders of Series C Preferred shall be entitled to receive dividends on a fully converted basis. Each one share of Series C Preferred shall be entitled to the dividend granted to each one share of common stock multiplied by twenty. Dividends on Series C Preferred must be delivered and paid to the holders not later than five business days after each specified payment date of the dividend.

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

The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2013, and $598,567 for the period from April 26, 2006 (date of inception) to September 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2013 and March 31, 2012, respectively and $467,501 for the period from April 26, 2006 (date of inception) to September 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

At the same time the Investor also notified the Company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to aquire, on or before October 8, 2013, 3,977,386 shares of Common Stock at a per share exercise price of $0.10. The fair value of the liability using Black-Scholes valuation at September 30, 2013 is $0, as the warrant expired. The fair value of the liability is established as a Level 3 fair value measurement.

The following table shows the movement in fair value along with the change of warrant conditions:

September 30, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value -		-
27

December 31, 2012	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	608,540	608,540

Fair value of warrant per share	September 30, 2013	December 31, 2012

Per share	$0.015	$0.153

The change in the amount of warrant liability is accounted as other expense.

On May 17, 2008, the Company entered into an agreement with Wakabayashi Fund LLC (“Wakabayashi”) in order to arrange financing for working capital as an intermediary. Wakabayashi provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2013 and $150,000 for the period from April 26, 2006 (date of inception) to September 30, 2013, in accordance with ASC 505-50. As of November 17, 2008, such agreement had been terminated without any funds raised.

On April 18, 2008, the Company entered an agreement with RedChip Companies Inc. (“RedChip”) and Partner Media4Equity Inc. (“Media4Equity”) for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 shares of restricted common stock with a market price of $0.70 for a 12 months period in connection with RedChip’s investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 shares of restricted common stock. These share issuances were recorded at $0.75 per share, the market price of the common stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2013 and December 31, 2012, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to September 30, 2013, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended September 30, 2013 and December 31, 2012 and $2,590,000 for the period from April 26, 2006 (date of inception) to September 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

Reverse merger

On August 5, 2011, the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of such Note be paid in shares in such quantity that will satisfy the debt of $195,000 owned. As first step in this conversion process Mary Passalaqua requested the conversion of $70,000 into shares of the Company’s common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 2,400,000 shares of its common stock.

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

In May 2006, the Company entered into a short term loan agreement with its Chief Executive Officer, Viktor Rozsnyay, for approximately $96,100 with a maturity of April 30, 2007. On December 28, 2006 Mr. Rozsnyay elected to convert the loan into equity, which is recorded as additional paid in capital.

In March 2007, the Company entered into a short term loan agreement with its former Chief Financial Officer, Daniel Kun Jr., for approximately $53,735 with a maturity of March 31, 2007. On March 31, 2007 Mr. Kun elected to convert the loan into equity, which is recorded as additional paid in capital.

On April 5, 2012, the Company filed a Preliminary 14C Information Statement with the Securities and Exchange Commission announcing the following:

(i)	the reduction of the authorized shares of common stock of the Company from 250,000,000 to 50,000,000 such shares without affecting the issued and outstanding shares of the Company’s common stock;
(ii)	an increase in the par value of the Company’s common stock and preferred stock from $0.0001 per share to $.001 per share; and
(iii)	the creation of a class of 1,000,000 shares of Series B Preferred Stock of the Company.

On April 24, 2012, the Company filed its Definitive Information statement to finalize this transaction.

By the end of September 30, 2013 and December 31, 2012, the majority owners of the Company, Mr. Viktor Rozsnyay and Mr. Peter Boros, along with another owner of the Company provided short term loans of $183,319 and $67,183 respectively. These loans bear zero interest.

At September 30, 2013, there are no non-vested restricted stock awards.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	September 30, 2013	December 31, 2012

Accounts payable and accrued expenses	$2,274,659	$1,662,172
Bridge Loan Interest accruals	1,336,628	1,205,632
Total	$3,611,287	$2,867,804

In 2007, Genetic Immunity conducted a US$2.0 million convertible debenture bridge in anticipation of a reverse merger which was not consummated due to then current economic and market conditions. The debenture was due August 2009. The US$1.1 million in face value of debentures was purchased by a fund operating under the Small Business Investment Company (“SBIC”) which has since been put into receivership with the U.S. Small Business Administration (the “SBA”). The SBA is expected to execute a forbearance agreement. The remaining US$900,000 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. As of the printing of this document, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect not to accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures.

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

DERMAVI_ is successfully closed in 2009. DVCLIN01 supports the phase II clinical development of DermaVir. The Company made the final grant matching payment in April and will close this grant in 2013. FIBERSC2 supports the investigation of DermaVir mechanism of action with novel fiber integrated microscopy and will be concluded in February of 2014. WINGS supports the development of West Nile Virus vaccine with DermaVir technology and will be concluded in 2013.

NOTE 11 - SHORT TERM LOANS AND LONG TERM LOANS

	September 30, 2013	December 31, 2012

Bridge Loan	$2,000,000	$2,000,000
Bridge loan payable provision	248,589	188,465
RIGHT loan	136,264	217,420
Bryan Sanders loan	30,000	30,000
Total short term loans	2,414,853	2,435,885

RIGHT loan	81,156	—
Total long term loans	81,156	—

The loans above are assumed from the acquisition of Genetic Immunity. The Bridge loan payable provision is a late payment fee calculated on the principal amount in accordance with the contract.

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

As of of this filing, the US$1.1 million in face value of debentures was purchased by a fund operating under the SBIC, which has since been put into receivership with the U.S. SBA. The SBA is expected to execute a forbearance agreement. The remaining US$900,000.00 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. Most recently, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect to not accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures. The loan is not convertible at 30 September 2013.

RIGHT Loan

On January 31, 2013, the Company entered into a modification of RIGHT loan contract. According to the modification, the total outstanding amount of 225,000 EUR is payable from September 15, 2013 in 15,000 EUR instalments. As a result of the modification 60.000 EUR is reclassified to long term liabilities.

The loan bears 3% annual interest.

NOTE 12 - OTHER EXPENSES

Other expenses include the change in the value of the liability for warrants for Bluestar Consulting in the amount of $608,540.

During the third quarter of 2013, the Company sold one of its fixed assets at a loss of $162,187.

NOTE 13 - SUBSEQUENT EVENTS

On October 15, 2013, the Company sold 1,000,000 shares of its common stock for aggregate proceeds of $80,000 to one unaffiliated private investor in a Regulation D offering.

On October 30, 2013, the Company sold 250,000 shares of its Series C Preferred Stock for aggregate proceeds of $75,000 dollars to one unaffiliated private investor in a Regulation D offering.

The wholly owned subsidiary, Genetic Immunity (GI), has initiated a law suit against the National Development Agency of Hungary. In 2009 GI successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently the agency refused to sign the grant and denied payment of funds. The Company sued to have the court reinstate the contract that resulted in a grant award. An appeals court decision on February 13, 2013 ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original signing in 2009. As such GI was ordered to pay 52,500,000 HUF (approximately $250,000) in law suit costs. At the same time the judgment also clearly stated that the since the original grant contract is valid the company is entitled to receive the original grant amount, interest payment and/or damages. On February 18, 2013 the Company filed a new petition to have the courts establish the damages and awards Genetic Immunity can receive based on appeals court ruling. The first hearing was held on May 2nd, followed by a hearing on July 2nd.and July 10th and then on September 10th. On the November 8th hearing the new Chief Executive of Genetic Immunity, Kft notified the court that the legal counsel in charge of the trial has been dismissed immediately with prejudice. The company was ordered to appoint a new legal counsel within 15 days. The Company is working on an out of court settelement of this trial and anticipate completion of such before the end of 2013.

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

If necessary, we intend to raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2013 as we move closer to commercializing DermaVir. By the end of 2013, we plan on initiating steps to seek conditional marketing approval for DermaVir in the European Union.

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

To the end of 2014 we anticipate spending approximately $2,000,000 on DermaVir’s regulatory approval, commercialization and general administrative expenses. We believe these funds will become available to us from proceeds obtained from our lawsuit against the Hungarian Development Agency and from the sale of our common stok, if necessary.

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

Results of Operations

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,		Increase/
	2013	2012	Decrease
Net sales	$—	—	—
Gross profit	$—	—	—
General and administrative expenses	$182,464	276,072	(93,608)
Profit (Loss) from operations	$(489,667)	(323,079)	166,588
Interest Expenses and Exchange Gains	$(92,189)	(8,879)	83,310
Net profit (loss)	$(542,082)	(331,976)	210,106

Revenue

For the three months ended September 30, 2013 and 2012, the Company had no revenues.

General, selling and administrative expenses

For the three months ended September 30, 2013, general, selling and administrative expenses were $182,464 as compared to $276,072 for the three months ended September 30, 2012. The decrease in general, selling and administrative expenses is attributable to Genetic Immunity acquisition.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 and 2012 was $489,667 and $323,079, respectively. The primary decrease in loss from operations is attributable to the increase of general administration expenses and personnel expenses.

Non-operating expenses

$39,774 is recorded as an income from the reversal of the warrant liability.

Net Profit (Loss)

The net loss for the three months ended September 30, 2013 and 2012 was $542,082 and $331,976, respectively.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,		Increase/
	2013	2012	Decrease
Net sales	$—	—	—
Gross profit	$—	—	—
General and administrative expenses	$685,522	487,877	197,645
Profit (Loss) from operations	$(1,364,725)	(628,687)	736,038
Interest Expenses and Exchange Gains	$(276,089)	(25,061)	251,028
Net profit (loss)	$(1,032,274)	(653,748)	378,526

Revenue

For the nine months ended September 30, 2013 and 2012, the Company had no revenues.

General, selling and administrative expenses

For the nine months ended September 30, 2013, general, selling and administrative expenses were $685,522 as compared to $487,877 for the nine months ended September 30, 2012. The increase in general, selling and administrative expenses is attributable to Genetic Immunity acquisition..

Loss from Operations

Loss from operations for the nine months ended September 30, 2013 and 2012 was $1,364,725 and $628,687, respectively. The primary decrease in loss from operations is attributable to the increase of general administration expnses and personnel expenses.

Non-operating expenses

$608,540 is recorded as an income from the reveresal of the warrant liability.

Net Profit (Loss)

The net loss for the nine months ended September 30, 2013 and 2012 was $1,032,274 and $653,748, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013, compared to December 31, 2012:

	September 30, 2013	December 31, 2012	Increase/Decrease
Current Assets	$412,384	$419,974	$(7,590)
Current Liabilities	$7,845,198	$7,761,171	$(84,027)
Working Capital (Deficit)	$(7,432,814)	$(7,341,197)	$(91,617)

At September 30, 2013, we had a working capital deficit of $7,432,814, as compared to a working capital deficit of $7,341,197, at December 31, 2012, a decrease of $91,617. The increase in the working capital deficit is primarly attributable to higher accounts payable, partially offset by a reduction of the warrant liability.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012, was $244,939 and $176,156 respectively. The Company’s cash used in operations increase is primarily due to the increased cost of the Company’s new segment, Genetic Immunity.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at September 30, 2013 was $8,366,459, book value of the investment is $0.

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

As part of this process we are looking to submit a Conditional Marketing Approval request to the European Medicines Agency by the end of 2013 or early 2014.

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

Since inception through September 30, 2013, the Company had an accumulated deficit of $12,055,132 and net cash used in operations of $2,772,524.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2014, however currently there are no specific financing arrangements in place. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of September 30, 2013, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 221.26 HUF/USD as of December 31, 2012, to 220.67 HUF/USD as of September 30, 2013, an approximate 0.3% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2013 and 2012 were 226.35 and 224.21, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Annual Report on Form 10-kKthat still exist as of September 30, 2013, the period covered by this Form 10-Q

(b) Changes in Internal Controls

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

Iitem 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 25, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold a total of 650,000 shares of its Series C Preferred Stock to two unaffiliated private investors for aggregate proceeds of $195,000.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER OF THE DREAM VENTURES, INC.

Dated: November 19, 2013
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: November 19, 2013
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

