Form 10-K
period 2013-12-31
Power of The Dream Ventures Inc
filed 2014-04-14
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2013, based on a closing price of $0.10 was approximately $3,500,000 As of April 14, 2014, the registrant had 46,500,896 shares of its common stock, par value $0.001 per share, outstanding.

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

PRODUCTS

Our Lead Product Candidate – DermaVir HIV-specific Immune Therapy

1.	Summary of DermaVir Development Milestones

We have been developing DermaVir for the treatment of HIV/AIDS. DermaVir is a patented Immune Therapy which, based on the Food and Drug Administration (“FDA”) classification, is a combination of our original biologic product (DermaVir) and our medical device (DermaPrep). DermaVir is administered topically with DermaPrep. DermaVir’s Active Pharmaceutical Ingredient (“API”) is a pDNA expressing the broadest HIV antigen repertoires and Virus-like Particles (“VLP”).

We demonstrated in Phase I and Phase II clinical tirals that DermaVir exhibits its specific pharmacologic effects by intensifying the patient’s own immune system to kill HIV-infected cells. Our clinical trials in approximate 70 HIV-infected patients demonstrated an excellent safety and tolerability in all doses. We found the optimal DermaVir dose for boosting HIV-specific T cell immune responses and demonstrated killing of HIV-infected cells by showing a statistically significant reduction of HIV-RNA in DermaVir treated patients compared to placebo.

DermaVir has a novel immunological mechanism of action different from antiretroviral drugs that kill the virus but cannot kill the infected cells. During effective Highly Active Antiretroviral Therapy (“HAART”), HIV-infected cells remain in the reservoirs. Even HAART intensification could not eliminate infected cells, decrease reservoirs or improve the immune system to fight against the virus. We believe that DermaVir treatments will reduce the amount of HIV-infected cells remaining in the reservoirs of HAART petients. This could provide additional treatment benefits by reducing the number of antiretroviral drugs that patients must take.

“Proof of concept” for the immunological and antiretroviral activities of our products was demonstrated in non-human primates with AIDS. This data showed that repeated DermaVir immunization resulted in a cumulative boosting of the HIV-specific cellular immunity without causing significant toxicities or adverse effects. After successful reconstitution of the monkey’s SIV-specific immune system, DermaVir immunized monkeys controlled their virus after interruption of HAART.

Among our animal studies, the non-human primate model is superior to other commonly used animal models (e.g., mice, rats, rabbits) because the disease progression and response to treatments in non-human primates is similar to the human disease. We believe that DermaVir has the potential to be the first Immune Therapeutic agent designed for the immune mediated control of viral replication by cytotoxic killing of HIV-infected cells. Currently, there are no approved Immune Therapy products on the market for HIV.

DermaVir was found to be safe and well tolerated at all doses in all clinical studies. A single treatment with DermaVir takes 20 minutes to apply, and left on the skin for three hours after which the patches are removed.. Our Phase I clinical results indicated an increase in the number of long-lived HIV-specific precursor T cells in all treated individuals in a dose-dependent manner. DermaVir-induced T cells remained in the body even after a one-year follow up, albeit at a lower level. These findings suggest that DermaVir boosted HIV-specific T cells similarly to that seen in primates. A separate Phase I/II study conducted by our collaborators in the US further confirmed the safety of repeated DermaVir vaccinations in combination with HAART (ACTG5176). We have recently completed Phase II clinical trial with DermaVir in Germany on a drug naïve patient population (36 HIV-infected individuals). These trials demonstrated excellent safety, immunogenicity and antiretroviral efficacy and have shown clinically significant median 70% viral load reduction in patients treated, as compared to placebo. This viral load reduction is the result of killing of HIV-infected cells that we could demonstrate even in the absence of HAART. Viral load suppression by DermaVir vaccinations occurs slowly, similarly to cancer vaccines as predicted by its mechanism of action, and that is different from antiretroviral drugs that kill the virus but do not kill HIV-infected cells. Consistent with our primate results, DermaVir immunizations alone did not suppress viral load to an undetectable level and did not increase CD4 T cell counts. These human clinical data appear to have confirmed and extended our pre-clinical results.

Although our clinical development program is not yet final, and the marketing approval has not yet been obtained, we believe that our preclinical and human studies performed to date support the Proof of Concept, which is a relationship between DermaVir-induced antiretroviral immune responses and clinical benefit. We believe that DermaVir may be most effective if it is initially administered every six weeks to intensify HIV-specific immunity then at every regular doctor’s visit (every three months) to maintain the immunity.

2.	Our DermaVir Family for Personalized Treatment

DermaVir is based on HIV subtype-B that represents the majority of HIV infection within the major marketplaces including North America and Western Europe. In addition, we have developed an initial DermaVir Product Portfolio to provide optimal treatment for every HIV-infected patient by considering the diversity of the infected population.

HIV is a highly variable virus. We found that the therapeutic effectiveness of DermaVir depends on the HIV sequence replicating in the patient and the patient’s genetic background. DermaVir contains related HIV-specific antigen sequences characteristic for the different Clades (subtypes) of the virus. To ensure the optimal therapeutic benefit for every patient, the treating physician will enter the information on the patient’s HIV sequences and genetic background (HLA) into our eMINER software. After analyzing the data, eMINER will select the optimal DermaVir product from the DermaVir Product Family and also calculate the specific T cell epitopes that will play a role in the immune boosting of the individual patient. The treating physician can then make an educated decision for personalized treatment of the patient and could also prescribe the proper immune monitoring based on the predicted T cell epitopes.

The targeted epidemics and our initial Product Portfolio are summarized in the Table below. According to UNAIDS, subtype-B represents approximately four million individuals (Europe, North, Central and South America, Caribbean, Australia). Our other product candidates can provide optimized treatment options for an additional 24.7 million HIV-infected individuals (2009 UNAIDS Report and HIV-1 Global Distribution, IAVI report Aug 2003).

Present DermaVir Product Family	Targeted epidemics	Infected population
DermaVir B	Europe, America, Caribbean, Australia	4 million
DermaVir C	Sub-Saharan Africa, South-Asia	22.5 million
DermaVir BC	China	0.77 million
DermaVir BF	South-America	1.4 million
DermaVir AB	Eastern Europe	10,000

We are pursuing the development of a DermaVir Product Family based on subtypes for the following reasons:

•	DermaVir Product Family provides an individually-optimized Immune Therapy to boost the immune system against the specific HIV replicating in the patients. The availability of subtype-specific products permits “personalized treatment” with DermaVir Product Family. HIV subtype of the infected individual is diagnosed with available sequencing of the virus. The patient’s genetic background (HLA type) can also be diagnosed with routine methods. The subtype or recombinant form (HIV diversity) plus the patient’s genetic background for antigen processing (patient diversity) together define the best-matching Product from the Family. Based on these data our eMINER can suggest the personalized treatment for the patient.
•	DermaVir Product Family also supports different pricing in the various markets. Differential pricing of drugs manufactured by the same company has resulted in the illegal re-importation of the cheaper products to North America and Western Europe. The subtype-optimized DermaVir products will, by medical necessity, differ in HIV subtypes by geographical markets, product supplied to developing countries should not be diverted to other markets.

•	We intend to seek additional patent protection for the API in our subtype-specific DermaVir Product Family and method for treatment, also within the target regions. This will allow the granting of manufacturing and marketing licenses to specific countries based on unmet medical needs while providing additional protection against re-importation of third country-manufactured products to the United States and E.U.
•	Based on our technology platform, manufacturing and control of the DermaVir Product Family will not require additional methods or technology. The same manufacturing technology, control methods and facility can be used for cGMP manufacturing of all our products.
i.	Non-Clinical Studies

Prior to human trials, regulatory agencies require the demonstration of their quality, safety and efficacy initially in appropriate animal models. To demonstrate the mechanism of action, first we established in human primary cells in vitro and in macaques ex vivo that DermaVir-expressing dendritic cells prime naïve T cells and induce both HIV-specific helper and cytotoxic T cells. Preclinical animal studies conducted in mice, rabbits and macaques consistently demonstrated that in vivo DermaVir immunization targets the pDNA immunogen to the dendritic cells of the lymph nodes that express the pDNA-encoded antigens. Importantly, immune responses following in vivo DermaVir immunization were shown to be similar to ex vivo immunization with cultured dendritic cells “DCs”. Both ex vivo and in vivo DermaVir immunizations employed lymph node dendritic cells, expressed similar amounts of pDNA-derived antigens, and induced Th1-type antigen-specific CD4 T helper and CD8 cytotoxic T cells. The induction of Th1-type cellular immune responses by DermaVir was also confirmed by delayed-type hypersensitivity skin reaction (DTH) tests. Additional experiments showed that in vivo DermaVir immunization leads to the induction of antigen-specific memory/precursor T cells. Recent animal studies have demonstrated that generation of highly protective immunity against smallpox required a live virus delivered via skin scarification. For DermaVir we used our platform technology, the modern version of the smallpox vaccination approach by employing a pDNA nanomedicine expressing complex VLP+ instead of a live virus and DermaPrep administration instead of skin scarification.

To study the safety of DermaVir vaccination, repeated immunization studies in good laboratory practice “GLP” were performed in swine and rabbits. These preclinical studies demonstrated that the major side effect of DermaVir vaccinations was erythema caused primarily by the DermaPrep administration. The erythema was transient and provided a mild inflammation, a desired side effect resulting in the activation of the Langerhans cells to seek and capture DermaVir nanoparticles applied under the patch.

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

The trial, conducted under a US Investigational New Drug “IND” application was sponsored by the US government (NIAID, NIH) enrolled 26 HIV-infected individuals on fully suppressive HAART to three cohorts in four leading HIV clinics located in the US. Based on the design, dose escalation to the last cohort implied that no subject in the current or lower dose cohort experienced a primary safety endpoint (i.e., no more than one subject in any cohort exhibited an adverse event greater than Grade 3).

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

DermaVir administration was associated with a trend toward greater HIV-specific, predominantly central memory T-cell responses. The intermediate DermaVir dose tended to show the greatest immunogenicity, consistent with previous studies in different HIV-infected patient populations.

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

No patients required termination from any further immunizations due to toxicity attributable to DermaVir product, or due to tolerability failure. No patients experienced Grade 3 or higher toxicity to be discussed regardless of study treatment attribution.

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

DermaVir has the potential to be the first Immune Therapy registered for the treatment of HIV/AIDS. To reach this objective we will use a strategy combining the experiences of registration of antiretroviral drugs and biologics. We have worked closely with the FDA on studies required for both the Biologics Master File “BMF” and the Investigational New Drug “IND” applications and will continue this effort. The FDA has expressed the desire to work with the pharmaceutical industry in the development of useful immune-based therapies for HIV/AIDS that may contribute to the body’s own defense against HIV and improve clinical outcome over drug therapy alone. We intend to develop effective and safe Immune Therapy products to delay HIV disease in HIV infected individuals not treated with antiretroviral drugs.

We had a preliminary meeting with the European Medicines Agency (“EMA”) to discuss the clinical development plan of DermaVir. EMA ensured us to fully support the development of DermaVir and suggested to organize an official Scientific Advisory Meeting to obtain approval for our clinical development and Chemistry, Manufacturing and Controls (“CMC”) strategy. We intend to propose the development of DermaVir for immune intensification in frame of a Conditional Marketing Approval. During the treatments we intend to use eMINER to match the patient with the best vaccine selected from our DermaVir Product Portfolio. After the DermaVir induction phase (3 treatments every 6 weeks) we expect DermaVir boosting of HIV-specific immunity compared to placebo. This is followed by the DermaVir maintenance phase (4 treatments every year). We believe that the maintenance not only maintains the high immune responses in the patients but also decreases the number of infected cells in the reservoir. This will be clinically demonstrated by maintenance of undetectable HIV-RNA after decreasing the number of drugs used in the HAART regimen. The primary endpoint of the pivotal trial will be non-inferiority between DermaVir + 1 Drug and HAART (standard of care). Additional treatment benefits include less toxicity in the DermaVir arm and lower pill burden.

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

According to EMA regulations, investigational drugs treating HIV infection with appropriate phase II clinical results, a favorable toxicity profile and good rationale for efficacy may receive Conditional Marketing Approval. Based on our clinical results with DermaVir parallel to the Conditional Marketing Approval process, we are planning to apply for Breakthrough Therapy Designation at the FDA.

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

We have also developed the specification and validated quality control methods for the API. We have licensed a pDNA manufacturing process suitable for in house API manufacturing (1g scale) and also identified several contract manufacturers capable of producing cGMP quality API according to our specification. We have also built our own GMP certified facility to manufacture our API and excipients to mitigate the dependency from the Contract Manufacturing Organization (“CMO”) and to deliver the necessary material for preclinical and clinical trials.

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

We have not only exploited this novel formulation but also implemented “Quality-by-Design” (“QbD”) in our biologic product development, manufacturing and control processes. The FDA encourages companies to implement the concept of QbD into their processes. The focus of QbD is that quality should be built into a product with thorough characterization of the product and understanding the processes by which it is developed and manufactured along with a knowledge of the risks involved in manufacturing and how best to mitigate those risks. We have been developing commercial manufacturing processes and validated quality control methods based on our QbD processes and thorough knowledge on our nanomedicine.

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

GRANTS

In 2005 we received a $1 million grant from the EU, which funded Phase I clinical trials of DermaVir in Hungary. Since being awarded a $7 million grant from the Hungarian government in 2005, we have been applying the funds to develop product manufacturing technology in Hungary, build a pilot manufacturing facility and develop pipelines in collaboration with Hungarian academic institutions pursuant to a Consortium Agreement establishing the Vaccine Therapy Cluster, a collaboration between the Company and the University of Szeged. As a result, our product development, manufacturing, information technology, and clinical operations have been established in Budapest. The business, financial and commercial operations remain in the U.S. In 2009, the DVCLIN01 consortium we lead received an additional grant of $4.5 million to perform a Phase II clinical study with DermaVir in Germany. The results of this study were presented at the AIDS International Conference in Vienna July, 2010. In 2010, the FIBERSCN consortium led by R&D Ultrafast Lasers Kft. received a grant of $3 million to investigate DermaVir immunization technology with fiber integrated 2-photon microscopy. We investigated the penetration of DermaVir to the skin and uptake by epidermal Langerhans cells. The West Nile Shield project (“Wings”) consortium led by Fraunhofer Institute won a $3.5 million grant to develop novel approach for prophylactic and therapeutic vaccines against West Nile Virus. As an active member of this consortium we provide nanomedicine formulation and our DermaPrep device for transdermal delivery of potential West Nile Virus vaccine candidates.

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

We believe that after market entry, DermaVir Immune Therapy will be the new state of the art treatment. Since HIV drugs decrease immune responses and do not provide a cure, DermaVir immune boosting could be added to every HAART-treated patients. The minimum effect of DermaVir would be to boost the patients’ own immune system’s responses to eliminate infected cells from the body. But additional benefits expected for DermaVir treated patients are the decrease in the number of drugs and consequently such patient will suffer less toxicity. DermaVir treatment will provide a hope for cure; in some DermaVir-treated patients, immune boosting can result in remission allowing the patient to lead a healthy life in the absence of HIV drug treatment (for some years). If the HIV rebounds because the immune system cannot fight any longer, the patient resume to take the drugs and his/her life will not be in danger.

As a new state of the art immune boosting therapy, DermaVir treatment should be cost effective. Saving on drugs and cost of treatment could support insurance reimbursement. It is conservative to estimate that annual DermaVir treatment will be lower than the cost of HAART.  We believe this can represent up to over $5 billion DermaVir sales for the seven major markets per year, based on 30% market penetration. In the event competitors for a cure enter into the market this figure will decrease. DermaVir is one of the best-characterized HIV therapeutic vaccine product candidates (solid randomized and controlled Phase II clinical data, commercial manufacturing methods and controls) and may have the highest chance to obtain first marketing approval.

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

HAART does not provide a cure for HIV/AIDS. Several recent studies demonstrated that HAART intensification with drugs of additional classes (e.g. integrase inhibtor) leads to no change of viremia or reservoirs measured by HIV DNA. In addition, long-term HAART decreases HIV-specific immune responses that could negatively affect the clearance of the reservoir. Viremia persist in the reservoirs even after 7 year of fully suppressive HAART (ABBOTT 720 study), therefore eradication of HIV with HAART does not seems to be feasible.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATION

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

Domestic Regulation of Our Products and Business

The testing, manufacturing, and potential labeling, advertising, promotion, distribution, import and marketing of our product candidates are subject to extensive regulation by governmental authorities in the U.S. and in other countries. In the U.S., the FDA, under the Public Health Service Act, the Federal Food, Drug and Cosmetic Act, and its implementing regulations, regulates biologics and medical device products.

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

ESTIMATE OF THE AMOUNT SPENT ON RESEARCH AND DEVELOPMENT

Research and development expenses were $0 and $0 in 2013 and 2012, respectively. We are focused on regulatory issues, including the deliver of data from all clinical trials to data. Currently no research and development is required.

COSTS AND EFFECTS OF ENVIRONMENTAL COMPLIANCE

The Company has not spent any sums on environmental compliance and does not expect to be required to spend any sums on environmental compliance in the future.

EMPLOYEES

We currently have eight (8) employees, of which five (5) are full-time and three (3) are part-time.

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

Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercialization of our product candidates. Our success and ability to generate revenue or be profitable will depend on our ability to, among other things, undertake pre-clinical development studies and clinical trials; apply for and receive regulatory approvals for conduct of clinical trials and for marketing of our products when development has been completed; formulate and manufacture products; and conduct sales and marketing activities. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2013, we incurred aggregate losses of $12,817,575 and anticipate incurring additional losses for at least the next twelve (12) months.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, we had $22,922 of cash and $8,240,680 in current obligations. In addition, we anticipate our new operating expenses to be between $2,000,000 - $3,000,000 for year 2014. We do not have sufficient resources to satisfy our current obligations nor to fund our planned operations for the next 12 months. We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company has enough existing cash and cash equivalent and can raise adequate capital to keep the Company functioning through December 31, 2014. However, the need may arise, to raise additional capital if we want to support our future development programs, including the completion of additional clinical trials. Our funding requirements may also increase or change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may not be able to (i) complete planned pre-clinical studies and clinical trials, (ii) complete construction of a manufacturing facility, or (iii) obtain conditional marketing approval for DermaVir from the EMA and/or other regulatory authorities. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to obtain the raw materials in the required quality and quantity we contacted several alternative CMOs. We tested the quality of pDNAs contract manufactured by Aldevron and WGX, two DNA manufacturing companies located in the U.S. Both pDNA materials could fulfill our quality criteria. To mitigate the risk on manufacturing CMOs (1) we licensed pDNA manufacturing technology from Aldevron for the high quality purification of our pDNA and (2) developed our own chemical synthesis for the manufacturing of PEIm. We also developed a commercial manufacturing method for our finished products. Therefore, based on our own technology our cGMP manufacturing facility could be built and we could be independent from any CMO to produce enough material for clinical trials. However, to build and staff such facility will be costly and time consuming. Therefore, if either of our selected CMO fails to provide us with sufficient quantities, we may not be able to obtain an alternative supply on a timely or commercially acceptable basis. Even if we are able to reach an agreement with back-up suppliers, a change in supplier may require comparability testing, including clinical tests, to demonstrate that the new raw material will not substantially change the finished Product. Furthermore, even if an alternative source is available, there can be no assurance that such alternative source would be capable of producing the raw materials in sufficient quantities to meet our total requirements. Any such interruption would disrupt our ability to manufacture the DermaVir and could have a material adverse effect on our business.

We identified Stokvis Tapes Group a Hungarian manufacturer with worldwide presence specialized for patches for health industry. Stokvis presented us a sample batch of DermaPrep to demonstrate their capability to manufacture our DermaPrep medical device. The sample batch fulfilled our quality criteria. We plan to contract Stokvis to deliver DermaPrep for clinical trials. This company would also have the capability and capacity to produce our device also in commercial quantity.

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

We compete against larger, fully integrated pharmaceutical companies, smaller companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Companies that currently sell HIV/AIDS products include Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Gilead Sciences, Inc., GlaxoSmithKline plc., Merck & Co., Inc., Novartis AG, Pfizer Inc., Sanofi-Aventis U.S. LLC. Alternative technologies are being developed to improve upon or replace current products for the treatment of HIV/AIDS, several of which are in clinical trials or are awaiting marketing approval. In addition, companies pursuing different but related fields represent substantial competition. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do. Additionally, they have significantly greater experience in developing drugs, undertaking pre-clinical studies and human clinical trials, obtaining EMA and FDA and other regulatory approvals and formulating, manufacturing, launching, marketing and selling drugs. These organizations also compete with us to attract qualified personnel, license proprietary technology that is competitive with the technology we are developing, attract funding, and attract parties for acquisitions, joint ventures or other collaborations.

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

We maintain our books in local currency: U.S. dollars for Power of the Dream and for Genetic Immunity, Inc. in the United States and the Hungarian Forint for Vidatech and Genetic Immunity, Kft in Hungary. Our operations are conducted primarily outside of the United States through Vidatech and Genetic Immunity, Kft., our wholly-owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2013, the Hungarian Forint has fluctuated between HUF 240 and HUF 205 to the U.S. dollar. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR SHARES MAY BE ADVERSELY IMPACTED IF WE ARE UNABLE TO ISSUE AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERAL CONTROLS OVER OUR FINANCIAL REPORTING.

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of their internal controls over financial reporting. These requirements first applied to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007. Our management may conclude that our internal controls over financial reporting are not effective. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In the event that we are unable to have effective internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing as needed could suffer.

CONCENTRATION OF OWNERSHIP AMONG OUR DIRECTORS, EXECUTIVE OFFIERS AND PRINCIAPL SHAREHOLDERS MAY PRESENT NEW INVESTORS FROM INFLUENCE SIGNIFICANT CORPORATE DECISIONS.

Based upon beneficial ownership as of December 31, 2013, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 12.% of our outstanding shares of common stock. Our executive officer, Viktor Rozsnyay, and Peter Boros, Chief Executive Officer of iGlue, Inc., own 100% of our Series A Preferred Stock, which gives them majority voting power. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

WE DEPEND ON KEY EMPLOYEES, AND IF WE FAIL TO ATTRACT AND RETAIN EMPLOYEES WITH EXPERTISE REQUIRED FOR OUR BUSINESS, WE CANNOT GROW OR ACHIEVE PROFITABILITY.

We are dependent on our executive officers and key employees, primarily Viktor Rozsnyay, our Chief Executive Officer of Power of the Dream, Ildiko Rozsa, Chief Financial Officer of Power of the Dream and Peter Boros a member of the board of directors.We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales, if any, and diversion of management resources, which could adversely affect our operating results. In addition, we rely on clinical and regulatory advisors to assist us in formulating the development strategy. Our advisors have other jobs and commitments, and may be subject to non-disclosure obligations that may limit their availability to work with us.

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

Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (the “FDA Amendments”). The FDA Amendments require certain information about clinical trials for biological products, including a description of the trial, participation criteria, location of trial sites, and contact information, to be sent to the National Institutes of Health (“NIH”) for inclusion in a publicly-assessable database. We also will be required to submit to the NIH the results of certain clinical trials, other than Phase I studies, for our biological products. Once implemented, compliance with those regulations may require us to take additional steps in the development and manufacture of our products and labeling. These steps may require additional resources and could be costly.

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

Risks Related to Health Care Regulations

WE MAY BE SUBJECT, DIRECTLY OR INDIRECTLY, TO FEDERAL AND STATE HEALTHCARE FRAUD AND ABSUSE LAWS AND REGULATIONS AND COULD FACE SUBSTANTIAL PENALITIES IF WE ARE UNABLE TO FULLY COMPLY WITH SUCH LAWS.

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

WE MAY ISSUE PREFERRED STOCK WHICH MAY HAVE GREATER RIGHTS THAN OUR COMMON STOCK.

We are permitted in our Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock. We currently have 2,000,000 shares of Series A Preferred Shares, 1,000,000 shares of Series B Preferred Shares, 1,000,000 shares of Series C Preferred Shares, 1,000,000 shares of Series D Preferred Shares and 250,000 shares of Series E Preferred Shares issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

The Company currently leases a 1,000 square foot office located at 1095 Budapest, Soroksari ut 94-96, Hungary, for approximately $1,100 per month. We also lease research and development facilities for Genetic Immunity, consisting of approximately 6,500 square feet, for approximately $12,500 a month, located at 1045 Budapest, Berlini ut 47-49.

Item 3. Legal Proceedings.

The Company’s wholly-owned subsidiary, Genetic Immunity, has initiated a lawsuit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently, the agency refused to sign the grant and denied payment of funds. The company initiated a lawsuit to request that the court reinstate the contract that resulted in a grant award. On February 13, 2013, an appeals court ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original execution in 2009. As such Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in lawsuit costs. However, simultaneously, the judgment stated that the company is entitled to receive the original grant amount, interest payment and/or damages since the original grant contract is valid. On February 18, 2013, we filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on the appeals court’s ruling. We are currently seeking 4,800,000,000 HUF (approximately $20 million) for damages sustained. ON November 18, 2013 we have entered into a six month suspension of said lawsuit, as agreed with the government, in hopes of negotiating an out of court settlement. If these negotiations are unsuccessful we will resume the law suite in the court of law on or before May 18, 2014.

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

Quarter ended	High	Low
March 31, 2014	$0.10	$0.05

December 31, 2013	$0.12	$0.04
September 30, 2013	$0.10	$0.04
June 30, 2013	$0.16	$0.05
March 31, 2013	$0.33	$0.10

December 31, 2012	$0.35	$0.12
September 30, 2012	$0.16	$0.06
June 30, 2012	$0.21	$0.06
March 31, 2012	$0.25	$0.08

(b) Holders

As of April 14, 2014, there were approximately 90 holders of record of our common stock. The common stock figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

Our transfer agent is Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy, UT 84070.

Recent Sales of Unregistered Securities

On November 1, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,000,000 shares of its Series D preferred stock to one affiliated private investor, Peter Boros, Director of the company, for aggregate proceeds of $337,653. This amount was previously provided to the company by Mr. Boros as a loan, and on November 1 Mr. Boros elected to convert this loan into aforementioned preferred stock.

On October 17, 2013, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 250,000 shares of its Series C Preferred Stock to one unaffiliated private investors for aggregate proceeds of $75,000.

On September 26, 2013, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 650,000 shares of its Series C Preferred Stock to two unaffiliated private investors for aggregate proceeds of $195,000.

On September 25, 2013, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 1,000,000 shares of its common stock to one unaffiliated private investors for aggregate proceeds of $80,000.

Other than the above, there are no recent sales of unregistered securities that were not previously disclosed in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

Since inception through December 31, 2013, we had a deficit accumulated during the development stage of $12,817,575 and net cash used in operations of $2,486,088. To date all of our funding has been provided through the sale of our common and preferred stock. We believe we can raise sufficient additional financing through the sale of our common stock to allow us to continue operations and execute our business plan to the end of 2014. The Company also anticipates receiving a minimum of $4 million and a maximum of $22 million from a lawsuit initiated against the National Development Agency in Hungary for breach of contract for a previously awarded grant.  Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that through the acquisition of Genetic Immunity and the company’s lead product candidate DermaVir, we will be in a position to start generating revenue in 2015. We believe that our ownership of one of the world’s first, clinically proven, therapeutic HIV vaccine will prove attractive to both private and institutional investors, making fundraising a less strenuous process than before. We also believe that as Hungary’s only US public company that is actively engaged in Hungarian intellectual property acquisition (like Genetic Immunity and iGlue,) we are an even more attractive investment candidate.

If necessary, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2014 as we move closer to commercializing DermaVir. By the end of 2014, we will seek conditional marketing approval for DermaVir in the European Union.

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

In 2014 we anticipate spending approximately $2,000,000 - $3.000.000 on DermaVir’s regulatory approval, commercialization and general administrative expenses. We believe these funds will become available to us from proceeds obtained from our lawsuit against the Hungarian Development Agency as described above in Item 3.

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

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Year Ended December 31,
	2013	2012
Net sales	$—	—
Gross profit	$—	—
General and administrative expenses	$738,975	797,189
Loss from operations	$(1,164,332)	(1,625,141)
Interest Expenses and Exchange Gains	$(629,625)	(51,927)
Net loss	$(1,794,718)	(1,679,052)
59

Revenues

During the years ended December 31, 2013 and 2012, respectively, the Company had no revenue.

Research and development

For the year ended December 31, 2013, research and development expenses were $41,812 as compared to $0 for the year ended December 31, 2012. The increase of $41,812 in research and development expenses is attributed to the Fiberscan grant activities.

General, selling and administrative expenses

For the year ended December 31, 2013, general, selling and administrative expenses were $738,975 as compared to $797,189 for the year ended December 31, 2012. The decrease in general, selling and administrative expenses is attributable to lower stock based employee compensation.

Loss from Operations

Loss from operations for the year ended December 31, 2013, was $1,794,718, as compared to $1,679,052 for the year ended December 31, 2012. The primary increase in loss from operations is attributable to the acquisition of Genetic Immunity and fulfillment of Grant related expenditures.

Net Loss

Net loss for year ended December 31, 2013, was $1,794,718 or loss per share of $0.04, as compared to $1,679,052 or loss per share of $0.04, for the comparable year ended December 31, 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013, compared to December 31, 2012:

	December 31, 2013	December 31, 2012	Increase/Decrease
Current Assets	$262,992	$419,974	$(156,982)
Current Liabilities	$8,240,680	$7,761,171	$479,509
Working Capital (Deficit)	$(7,977,688)	$(7,341,197)	$(636,491)

At December 31, 2013, we had a working capital deficit of $7,977,688, as compared to a working capital deficit of $7,341,197, at December 31, 2012, an increase of $636,491. The increase in deficit is mainly attributed due to the increase in accrued interest.

Net cash used in operating activities for the year ended December 31, 2013 and 2012 was $(175,521) and $7,772, respectively. The net loss for the years ended December 31, 2013 and 2012 was $1,794,718 and $1,679,052, respectively. The Company’s cash used in operations increased due to financing from accounts payable.

Net cash obtained through all financing activities for the years ended December 31, 2013 was $500,326, as compared to $79,841 for the year ended December 31, 2012. The company raised $500,326 through private placements of our common and preferred stock.

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

Going Concern

We have limited working capital and no revenues from sales of products, services, or licensing. During the fiscal year ended December 31, 2013, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weakness in our internal control over financial reporting discussed more fully below...

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to the existence of material weakness as described below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2013, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 15, 2013:

Name	Age	Position	Officer and/or Director Since

Viktor Rozsnyay	43	Chairman, Chief Executive Officer, President	April 2007

Ildiko Rozsa	37	Chief Financial Officer	October 2007

Peter Boros	37	Director	May 2013

Viktor Rozsnyay, age 43

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

Ildiko Rozsa, age 37

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

Peter Boros, age 37

Mr. Peter Boros, age 37, currently serves as Chief Executive Officer of iGlue, Inc., a Hungarian-based development stage software company, where he is responsible for the day to day operations of the company. Since July 1, 2007, Mr. Boros has served as the Commercial Director of Co-Op Inc., a retail chain in Hungary. From 2000 to 2007, Mr. Boros was the manager of the Sales and Marketing Department of Co-Op Inc. Additionally, since 2006, Mr. Boros was the owner and operator of Co-Op Gyor, Inc., a grocery chain which was sold in 2011. Mr. Boros currently serves as member of the board of directors of iGlue, Inc.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2013, 2012 and 2011.

Name And Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Viktor Rozsnyay	2013		$8,400	$0	$0	$0	$0	$0	$8,400
Chief Executive Officer & President	2012		$8,400	$0	$0	$0	$0	$0	$8,400
	2011		$8,400	$0	$0	$0	$0	$0	$8,400

Ildiko Rozsa	2012	3	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2011	2	0	0	0	0	0	0	$0
	2010	1	0	0	15,000	0	0	0	$15,000

Outstanding Equity Awards at December 31, 2013

As of December 31, 2013, there were no outstanding equity awards.

Director Compensation

During the year, ended December 31, 2013, the Company did not pay any cash fees or expenses to our directors for serving on the Board.

Employment Agreements

We currently do not have any employee agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 14, 2014, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership of Common Stock (1)

Directors and Named Executive Officers
Viktor Rozsnyay(3)	Chief Executive Officer, President, Chairman	1,874,300	4	%(2)

Ildiko Rozsa (4)	Chief Financial Officer	570,000	1.22%

Peter Boros (5)	Director	1,159,907	2.5%

Officers and Directors as a Group (3 persons)		2,444,300	8.4%
65

* less than 1%

(1)	Based on 46,500,896 shares of common stock outstanding as of April 14, 2014.

(2)	This percentage does not include shares of Preferred Stock.

(3)	Mr. Rozsnyay owns 1,000,000 shares of our Series A Preferred Stock and 1,874,300 shares of our common stock. His mailing address is 2049 Diosd, Ligetszepe ut 54, Hungary.

(4)	Ms. Rozsa owns 570,000 shares of our common stock. Ms. Rozsa’s mailing address is 1066 Budapest, Terez Krt. 22, Hungary.
(5)	Peter Boros owns 1,000,000 shares of our Series A Preferred stock, 1,000,000 shares of our Series D Preferred stock and 1,159,907 shares of our common stock. Mr. Boros’s address is Gyor, Ybl seteny 23, Hungary.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During the year ended December 31, 2013, there were no related transactions required to be reported under Item 404 of Regulation S-K.

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

As of December 31, 2013, the Board determined that none of our directors are independent under these standards.

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

	2013	2012

Audit Fees	$40,290	$34,227
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$40,290	$34,227

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

23.1	Consent of BDO Hungary, Ltd.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

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

POWER OF THE DREAM VENTURES, INC.

Date: April 14, 2014	By:	/s/ Viktor Rozsnyay
Name: Viktor Rozsnyay
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2014	By:	/s/ Ildiko Rozsa
Name: Ildiko Rozsa
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Viktor Rozsnyay	Chief Executive Officer, President and Chairman	April 14, 2014
Viktor Rozsnyay

/s/ Ildiko Rozsa	Chief Financial Officer	April 14, 2014
Ildiko Rozsa

/s/ Peter Boros	Director	April 14, 2014
Peter Boros

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet at December 31, 2013	F-3 to F-4
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012	F-5
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2013	F-6 to F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-12
Notes to Consolidated Financial Statements	F-13 to F-41

Report of Independent Public Accounting Firm

Board of Directors and Stockholders
Power of the Dream Ventures, Inc. (formerly Tia V)
(a development stage company)
Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2014

BDO Hungary Audit Ltd.

1103 Budapest, Kőér utca 2/A

Registration number: 002387

Zsuzsanna Nagy	Ferenc Baumgartner
Managing Director	Certified Auditor Chamber registration No.: 002955
F-2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Amounts in USD

	December 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash	$22,922	$63,986
Other receivables	217,419	332,018
Inventories	22,651	23,970
Total Current Assets	262,992	419,974

Intangibles	30,055,381	30,092,841
Fixed assets, net	189,194	503,169
Total Assets	30,507,567	31,015,984

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	$4,083,294	$2,867,804
Grants received	1,432,042	1,546,774
Capital leases payable, current portion	55,784	56,284
Short term loans from related parties	86,899	91,884
Liability from warrants	87,502	608,540
Note payable	154,000	154,000
Short term loans	2,341,159	2,435,885
Total Current Liabilities	8,240,680	7,761,171

Long term liabilities
Capital leases payable, less current portion	35,692	75,199
Total Long Term Liabilities	35,692	75,199

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Amounts in USD

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,900,000 and 3,000,000 issued
of which Series “A”	2,000	2,000
of which Series “B”	1,000	1,000
of which Series “C”	900	—
of which Series “D”	1,000	—

Common stock, $.001 par value; 100,000,000 shares authorized, 46,500,896 and 42,495,244 shares issued and outstanding	46,501	42,495
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	35,403,285 (13,018,339) (205,152)	34,480,163 (11,223,621) (45,499)
Unearned Compensation	—	(76,924)
Total Stockholders’ Equity	22,231,195	23,179,614

Total liabilities and stockholders’ equity	30,507,567	31,015,984

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Amounts in USD

	Notes	For the year ended December 31, 2013	For the year ended December 31, 2012	For the Period from April 26, 2006 (date of inception) to December 31, 2013

Net Sales		$ -	$ -	$ 5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		34,073	17,437	145,674
General administration	12	738,975	797,189	8,895,232
Research and development	4	41,812	-	866,619
Personnel expenses		271,114	213,823	965,604
Depreciation and amortization	5	145,219	108,099	707,281
Grants received	10	(150,196)	(126,783)	(276,979)
Other expenses, net	13	83,335	615,376	713,958
Operating expenses		1,164,332	1,625,141	12,017,389
Loss from operations		(1,164,332)	(1,625,141)	(12,015,267)
Interest expense and losses		(629,625)	(51,927)	(798,356)
Loss before income taxes		(1,793,957)	(1,677,068)	(12,813,623)
Income taxes		(761)	(1,984)	(3,952)
Net loss		(1,794,718)	(1,679,052)	$ (12,817,575)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.04) $(0.04) 44,909,013 44,909,013	$(0.04) $(0.04) 39,018,009 39,018,009

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2007	41,165,000	$4,117	$(2,278,335)	$4,446,469	$(9,850)	$(1,932,569)	$229,832
Private placement of shares at $3.25 per share (See Note 10)	32,500	3		105,622			105,625
Shares issued for services at $0.7 per share (See Note 10)	306,570	31		214,568		(214,599)	—
Shares issued for services at $0.75 per share (See Note 10)	1,500,000	150		1,124,850		(1,125,000)	—
Shares issued for services at $1.35 per share (See Note 10)	111,111	11		149,989		(150,000)	—
Private placement of shares at $0.4 per share (See Note 10)	2,500,000	250		999,750			1,000,000
Shares issued for Standby Equity Distribution Agreement at $0.4 per share	2,000,000	200		(200)			—
Amortization of Unearned Compensation						3,018,710	3,018,710
Currency Translation Adjustment					36,465		36,465	36,465
Net loss for the period			(3,958,212)				(3,958,212)	(3,958,212)
Balance at December 31, 2008	47,615,181	$4,762	$(6,236,547)	$7,041,048	$26,615	$(403,458)	$432,420	$(3,921,747)
Shares issued for stock based compensation at $0.4 per share (See Note 8)	700,000	70		279,930		(280,000)	—
Private placement for $0.20 per share	111,110	11		22,211			22,222
Private placement for $0.16 per share	175,000	18		27,982			28,000
Shares issued for services at $0.4 per share (See Note 8	250,000	25		99,975		(60,000)	40,000
Amortization of Unearned Compensation						728,458	728,458
Currency Translation Adjustment					17,823		17,823	17,823
Net loss for the period			(1,518,077)				(1,518,077)	(1,518,077)
Balance at December 31, 2009	48,851,291	$4,886	$(7,754,624)	$7,471,146	$44,438	$(15,000)	$(249,154)	$(1,500,254)
F-7

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

		Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total
Balance at December 31, 2011	2,000,000	38,488,044	$6,249	$(9,594,569)	9,204,361	$(8,227)	$(141,402)	$(533,588)	$(1,264,826)

Conversion of common shares to preferred shares (change in value)			(2,200)		2,200			—
Shares issued for services		135,000	14		21,586			21,600
Private placement at $0.30 per share (see Note 8)		42,200	4		12,654			12,658
Amortization of Unearned Compensation							197,328	197,328
Change of par value from $0.0001 to $0.001			36,598		(36,598)			—
Shares issued for services		1,930,000	1,930		178,240		(132,850)	47,320
Conversion of loan to stocks		1,900,000	1,900		74,100			76,000
Acquisition of Genetic Immunity	1,000,000		1,000	50,000	25,023,620			25,074,620
Currency Translation Adjustment						(37,272)		(37,272)	(37,272)
Net loss for the period				(1,679,052)				(1,679,052)	(1,679,052)
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614	$(1,716,324)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

		Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Unearned Compensation	Total
Balance at December 31, 2012	3,000,000	42,495,244	$45,495	$(11,223,621)	34,480,163	$(45,499)	$(76,924)	$23,179,614	$(1,716,324)

Cancellation of shares for services		(250,000)	(250)		(34,775)		35,025	—
Amortization of Unearned Compensation							41,899	41,899
Shares issued for services		100,000	100		19,800		—	19,900
Shares issued to prior owner		1,000,000	1,000		159,000			160,000
Issuance of shares to settle payable		655,652	656		43,344			44,000
Private placement		2,500,000	2,500		130,000			132,500
Private placement	900,000		900		269,100			270,000
Private Placement	1,000,000		1000		336,653			337,653
Currency Translation Adjustment						(159,653)		(159,653)	(159,653)
Net profit for the period				(1,794,718)				(1,794,718)	(1,794,718)
Balance at December 31, 2013	4,900,000	46,500,896	$51,401	$(13,018,339)	35,403,285	$(205,152)	$—	$22,231,195	$(1,954,371)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the year ended December 31, 2013	For the year ended December 31, 2012	Cumulative from April 26, 2006 (date of inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,794,718)	$(1,679,052)	$(12,817,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	256,824	197,328	6,308,238
Recapitalization under reverse merger	-	-	(250,763)
Issue of shares for services	-	-	210,000
Issue of shares for research and development	-	-	34,000
Liability from warrant	(521,038)	608,540	87,502
Reversal of grant accrual	(114,732)	(130,574)	(245,306)
Depreciation and amortization	145,219	108,099	707,281
	(2,028,445)	(895,659)	(5,966,623)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	114,599	(31,016)	(217,419)
(Decrease) Increase in accounts payable and accrued liabilities	1,842,136	934,447	3,676,631

Net cash provided by (used in) operating activities	(71,710)	7,772	(2,507,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(206,216)	(15,303)	(702,413)
Net cash used in investing activities	(206,216)	(15,303)	(702,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	(4,985)	67,183	212,033
Exercise of warrant	-	-	1,616
Proceeds from sale of preferred stock	269,000		269,000
Proceeds from sale of common stock	132,500	12,658	2,885,249
Proceeds from issuance of notes	-	-	70,000
Net cash from financing activities	396,515	79,841	3,437,898

Effect of exchange rate changes on cash	(159,653)	(37,272)	(205,152)

Net (decrease) increase in cash	(41,064)	35,038	22,922
Cash at beginning of period	63,986	28,948	-
Cash at end of period	$22,922	$63,986	$22,922

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$19,900	$201,770	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	406,558	406,558	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-
F-12

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 - GENERAL INFORMATION (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

On September 28, 2011 we signed a termination letter with Genetic Immunity whereby our option to invest in and receive warrant in Genetic Immunity have been terminated. In consideration for the $50,000 we have invested in Genetic Immunity we have received 10 Series B Units of Genetic Immunity. These units were accounted for in the Genetic Immunity acquisition in 2012.

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

From inception through December 31, 2013, the Company primarily focused on the raising of capital. As of December 31, 2013, the Company originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of December 31, 2013 the Company has discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4). As of December 31, 2013, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other, now discontinued inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

From 2007 to 2011 we funded the development of iGlue, the cornerstone of the current technology portfolio. The financial commitment to in4, Ltd, the company behind iGlue, amounted to a total of approximately $600,000 for years 2007 through 2010. The total chronological events of iGlue are:

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2013 and for the period from April 26, 2006 (date of inception) to December 31, 2013.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2014. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through December 31, 2013, the Company had an accumulated deficit of $13,018,339 and net cash used in operations of $2,507,411. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

During 2013 we raised a total of $401,500 through private placements of common and preferred stock. These funds were used to finance operations, to reduce Genetic Immunity debt, and to finance Genetic Immunity’s regulatory process towards a conditional marketing approval. Additional funds used for these tasks, in the amount of $337,657 were previously provided in the prior years by the director, Peter Boros, who elected in November of 2013 to convert said loan into 1,000,000 shares of our Series D Preferred Stock.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2014. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2013, the Company had no warranty obligations in connection with products sold.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at December 31, 2013 is $205,152.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2013 and 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. For the years ended December 31, 2013 and 2012, all potential shares of common stock were excluded from diluted EPS as their effect would be anti-dilutive.

The Company currently has the following convertible securities issued and outstanding:

-	1,000,000 Shares of our Series B Preferred Stock used for the Genetic Immunity acquisition, convertible into 40 shares of common stock per each Series B preferred, or a total of 40,000,000 common shares on a fully converted basis, beginning on January 1, 2014.
-	900,000 Shares of our Series C Preferred Stock convertible into 20 shares of common stock per each Series C preferred, or a total of 18,000,000 common stock on a fully converted basis.
-	1,000,000 Shares of our Series D Preferred Stock convertible into 2 shares of common stock per each Series D preferred, or a total of 2,000,000 common stock on a fully converted basis.
-	And we have one Warrant outstanding, convertible into 3,977,386 Shares of our common stock on a fully converted basis.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 3 - OTHER RECEIVABLES

	December 31, 2013	December 31, 2012

Taxes reclaimable	$10,940	$37,418
Advances given	178,075	264,389
Other	28,404	30,211
Total	$217,419	$332,018

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress. The Company accounted for impairment on advances given in the amount of $92,721 during 2013.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at December 31, 2013 and 2012:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2011	—	166,284	377,139	543,423
Genetic Immunity acquisition	30,111,909	418,483	—	418,483
Additions	274,986	—	—	—
Disposals	—	—	(90,369)	(90,369)
Change in FX rates	(271,780)	14,998	33,063	48,061

at December 31, 2012	30,115,115	599,765	319,833	919,598
Corrections	480,491	376,769		376,769
Additions	11,329	1,471	—	1,471
Disposals	—	(324,837)	—	(324,837)
Change in FX rates	5,251	24,266	7,948	32,214

at December 31, 2013	30,612,186	677,434	327,781	1,005,215

Accumulated depreciation and amortization
at December 31, 2011	—	127,002	220,650	347,652
Additions	22,268	36,881	48,950	85,831
Disposals	—	—	(58,608)	(58,608)
Change in FX rates	6	8,839	32,715	41,554

at December 31, 2012	22,274	172,722	243,707	416,429
Corrections	480,491	376,770		376,770
Additions	50,914	79,744	18,489	98,233
Disposals	—	(95,121)	—	(95,121)
Change in FX rates	3,126	13,654	6,056	19,710

at December 31, 2013	556,805	547,769	268,252	816,021

Net book values at
December 31, 2011	—	39,282	156,489	195,771
December 31, 2012	30,092,841	427,043	76,126	503,169
December 31, 2013	30,055,381	129,665	59,529	189,194

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 5 - INTANGIBLES AND FIXED ASSETS

The net book value of fixed assets under capital lease amount to $59,529 and $76,126 at December 31, 2013 and at December 31, 2012, respectively.

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
  Trademark “Genetic Immunity” Serial No. 75153267, filed January 22, 1999, 1st use at least Jan 13, 1999, Reg. No. 2657301 on December 3, 2002

During the acquisition of Genetic Immunity, the Company has received the valuation of the patents from an independent valuation company. According to the valuation, the Company entered the acquired intangibles to the consolidated balance sheet. The acquired intangibles have indefinite useful life and annual impairment test is carried out on a discounted cash flow basis. According to the latest valuation carried out at the end of December 2013, no impairment losses are to be recognized.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at December 31, 2013). Interest expense in connection with such note amounted to $52,417 and $49,004 for the year ended at December 31, 2013 and at December 31, 2012, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 7 - CAPITAL LEASE PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013:

For the year ending December 31, 2013	Amounts

2014	71,897
2015	23,058

Total minimum lease payments	94,955

Less: amounts representing interest	3,479

Present value of net minimum lease payments	91,476

Less: current portion	55,784

Long term liability	$35,692

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

Private placements

On November 1, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,000,000 shares of its Series D preferred stock to one affiliated private investor, Peter Boros, Director of the company, for aggregate proceeds of $337,653. This amount was previously provided to the company by Mr. Boros as a loan, and on November 1 Mr. Boros elected to convert this loan into aforementioned preferred stock. The Series D preferred stock is convertible into 2,000,000 shares of our common stock on a fully converted basis. No special redemption rights.

On October 17, 2013, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 250,000 shares of its Series C Preferred Stock to one unaffiliated private investors for aggregate proceeds of $75,000.

On September 26, 2013, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 650,000 shares of its Series C Preferred Stock to two unaffiliated private investors for aggregate proceeds of $195,000.

On September 25, 2013, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 1,000,000 shares of its common stock to one unaffiliated private investors for aggregate proceeds of $80,000.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $316,098 for the period ended December 31, 2013, respectively and $316,098 for the period from April 26, 2006 (date of inception) to December 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $312,972 and $200,528 for the periods ended December 31, 2013 and 2012, respectively and $513,500 for the period from April 26, 2006 (date of inception) to December 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2013 and 2012, respectively and $467,501 for the period from April 26, 2006 (date of inception) to December 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

At the same time YA Global also notified the company of their intention to sell the Warrant in a private transaction to an unaffiliated accredited investor. This transaction was contemplated on September 10, 2012. The new owner, Bluestar Consulting, now has the right to acquire, on or before October 8, 2013, 3,977,386 share of common stock at a per share exercise price of $0.10. The terms of the warrants are such that the exercise price was lowered due to a subsequent round of financing, from $0.29 per share to the price the subsequent investors paid, $0.10 per share. This down round protection feature causes the warrant to fail the criteria in ASC 815-40-15-7 (EITF 07-5) which would permit them to be classified as equity.  Consequently, the warrants are recorded at fair value and classified as liabilities and marked to fair value each period. The warrant is extended to October 8, 2018.

The fair value of the liability using Black-Scholes valuation at December 31, 2013 is $87,502, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

December 31, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 87,502		87,502

December 31, 2012	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 608,540		608,540

Fair value of warrant per share	December 31, 2013	December 31, 2012

Per share	$0.022	$0.153

The inputs used in fair value estimation are:

current share price at December 31, 2013: $0.65

exercise price $0.1

expected time to expiry (years): 4.75

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2013 and $150,000 for the period from April 26, 2006 (date of inception) to December 31, 2013, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended December 31, 2013 and December 31, 2012, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to December 31, 2013, in accordance with ASC 505-50.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2013 and $2,590,000 for the period from April 26, 2006 (date of inception) to December 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

At December 31, 2013 there are no non-vested restricted stock awards.

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2013 and 2012 were $0. The total fair value of shares vested during the year ended December 31, 2013 and 2012 was $0.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	December 31, 2013	December 31, 2012

Accounts payable and accrued expenses	$1,868,534	$1,662,172
Interest accruals	2,214,760	1,205,632
Total	$4,083,294	$2,867,804

In 2007, Genetic Immunity conducted a US$2.0 million convertible debenture bridge in anticipation of a reverse merger which was not consummated due to then current economic and market conditions. The debenture was due August 2009. The US$1.1 million in face value of debentures was purchased by a fund operating under the Small Business Investment Company (“SBIC”) which has since been put into receivership with the U.S. Small Business Administration (the “SBA”). The SBA is expected to execute a forbearance agreement. The remaining US$900,000 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. Conrad Mir, the Company’s Chairman of the Board of Directors, is in dialogue with them. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. As of the printing of this document, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect to not accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures.

In 2013, the Company accounted for the late payment interest for the Bridge loan (18%) which increased the accrued interest liability significantly, along with the interest expenses.

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

DERMAVI_ is successfully closed in 2009. DVCLIN01 supported the Phase II clinical development of DermaVir. This grant was closed at the end of 2013.. FIBERSC2 supports the investigation of DermaVir mechanism of action with novel fiber integrated microscopy. Originally scheduled for completion in February of 2014, this grant has been extended to August of 2`14.. WINGS supports the development of West Nile Virus vaccine with DermaVir technology. The grant ended in February of 2`14, we are no in the process of filing the required closing documents. We expect full closure to this grant in Q3 of 2014.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 11 - SHORT TERM LOANS

	December 31, 2013	December 31, 2012

Bridge Loan	$2,000,000	$2,000,000
Bridge loan payable provision	—	188,465
RIGHT loan	311,159	217,420
Bryan Sanders loan	30,000	30,000
Total	2,341,159	2,435,885

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

As of the printing of this document, the US$1.1 million in face value of debentures was purchased by a fund operating under the SBIC, which has since been put into receivership with the U.S. SBA. The SBA is expected to execute a forbearance agreement. The remaining US$900,000.00 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. Conrad Mir, the Company’s Chairman of the Board of Directors, is in dialogue with them. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. Most recently, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect to not accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures.

NOTE 12 - GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings at December 31, 2013 and at December 31, 2012:

	December 31, 2013	December 31, 2012

Stock based compensation	—	—
Stock based Consultant services	201,899	201,770
Other	537,076	595,419
Total	738,975	797,189

General and administration expenses include $92,721 on impairment of advances given.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 13 - OTHER EXPENSES

Other expenses include the revaluation of liability for warrants for Bluestar Consulting in the amount of $521,038.

NOTE 14 - SUBSEQUENT EVENTS

On April 7, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 50,000 shares of its Series E Preferred Stock to one unaffiliated private investors for aggregate proceeds of $50,000.

On February 19, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 200,000 shares of its Series E Preferred Stock to two unaffiliated private investors for aggregate proceeds of $200,000.

NOTE 15 - CONTINGENCIES

The Company’s wholly-owned subsidiary, Genetic Immunity, has initiated a lawsuit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently, the agency refused to sign the grant and denied payment of funds. The company initiated a lawsuit to request that the court reinstate the contract that resulted in a grant award. On February 13, 2013, an appeals court ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original execution in 2009. As such Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in lawsuit costs. However, simultaneously, the judgment stated that the company is entitled to receive the original grant amount, interest payment and/or damages since the original grant contract is valid. On February 18, 2013, the Company filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on the appeals court’s ruling. The Company is currently seeking 4,800,000,000 HUF (approximately $20 million) for damages sustained. On November 18, 2013, the Company has entered into a six month suspension of said lawsuit, as agreed with the government, in hopes of negotiating an out of court settlement. If these negotiations are unsuccessful the Company will resume the law suite in the court of law on or before May 18, 2014.

