Form 10-Q
period 2014-03-31
Power of The Dream Ventures Inc
filed 2014-05-15
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 15, 2014, there were 46,500,896 shares outstanding of the registrant’s common stock.

1

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED MARCH 31, 2014 AND DECEMBER 31, 2013

Amounts in USD

	Notes	March 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash		$14,626	$22,922
Other receivables	3	188,398	217,419
Inventories		21,934	22,651
Total Current Assets		224,958	262,992

Intangibles	5	30,040,643	30,055,381
Fixed assets, net	5	172,231	189,194
Total Assets		30,437,832	30,507,567

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	9	$4,250,875	$4,083,294
Grants received	10	1,386,718	1,432,042
Capital leases payable, current portion	7	55,784	55,784
Short term loans from related parties		89,316	86,899
Liability from warrants	8	147,163	87,502
Note payable	6	154,000	154,000
Short term loans	11	2,335,802	2,341,159
Total Current Liabilities		8,419,658	8,240,680

Long term liabilities
Capital leases payable, less current portion	7	23,665	35,692
Total Long Term Liabilities		23,665	35,692

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,100,000 and 4,900,000 issued	8
of which Series “A”		2,000	2,000
of which Series “B”		1,000	1,000
of which Series “C”		900	900
of which Series “D”		1,000	1,000
of which Series “E”		200	—
Common stock, $.001 par value; 100,000,000 shares authorized, 46,500,896 and 46,500,896 shares issued and outstanding	8	46,501	46,501
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		35,603,085 (13,529,054) (131,123)	35,403,285 (13,018,339) (205,152)
Total Stockholders’ Equity		21,994,509	22,231,195

Total liabilities and stockholders’ equity		30,437,832	30,507,567
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2014 AND 2013

Amounts in USD

	Notes	Three Months ended March 31, 2014	Three Months ended March 31, 2013	Three Months ended March 31, 2014	Three Months ended March 31, 2013	For the Period from April 26, 2006 (date of inception) to March 31, 2014

Net Sales		$—	$—	$—	$—	$5,833
Cost of Sales		—	—	—	—	(3,711)

Gross margin		—	—	—	—	2,122
Material expenses		5,881	24,903	5,881	24,903	151,555
General administration		197,110	155,467	197,110	155,467	9,092,342
Research and development	4	—	—	—	—	866,619
Personnel expenses		19,806	140,778	19,806	140,778	985,410
Depreciation and amortization	5	26,885	37,179	26,885	37,179	734,166
Grants received	10	26,499	(28,782)	26,499	(28,782)	(250,480)
Other expenses, net	12	147,001	(548,876)	147,001	(548,876)	860,959
Operating expenses		423,182	(219,331)	423,182	(219,331)	12,440,571
Profit (Loss) from operations		(423,182)	219,331	(423,182)	219,331	(12,438,449)
Interest expense and exchange differences		(87,533)	(91,620)	(87,533)	(91,620)	(885,890)
Profit (Loss) before income taxes		(510,715)	127,711	(510,715)	127,711	(13,324,339)
Income taxes		—	—	—	—	(3,952)
Net profit (loss)		(510,715)	127,711	(510,715)	127,711	$(13,328,291)

	Three Months ended March 31, 2014	Three Months ended March 31, 2013	Three Months ended March 31, 2014	Three Months ended March 31, 2013

Other comprehensive income	74,029	80,542	74,029	80,542
Total comprehensive income	(436,686)	208,253	(436,686)	208,253
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted	$(0.01) $(0.01) 45,500,896 45,500,896	$(0.00) $(0.00) 42,495,244 42,495,244	$(0.02) $(0.02) 46,500,896 46,500,896	$(0.00) $(0.00) 42,495,244 42,495,244

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total
Balance at December 31, 2013	4,900,000	46,500,896	$51,401	$(13,018,339)	35,403,285	$(205,152)	$22,231,195

Private placement	200,000		200		199,800		200,000
Currency Translation Adjustment						74,029	74,029
Net loss for the period				(510,715)			(510,715)
Balance at March 31, 2014	5,100,000	46,500,896	$51,601	$(13,529,054)	35,603,085	$(131,123)	$21,994,509

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended March 31, 2014	For the period ended March 31, 2013	Cumulative from April 26, 2006 (date of inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(510,715)	$127,711	$(13,328,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	—	10,400	6,308,238
Recapitalization under reverse merger	—	—	(250,763)
Issue of shares for services	—	—	210,000
Issue of shares for research and development	—	—	34,000
Liability from warrant	59,661	(548,879)	147,163
Reversal of grant accrual	—	—	(245,306)
Depreciation and amortization	26,885	37,179	734,166
	(424,169)	(373,589)	$(6,390,793)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	29,738	88,381	(210,332)
(Decrease) Increase in accounts payable and accrued liabilities	126,281	(133,502)	3,722,073
Net cash used in operating activities	(268,150)	(418,710)	(2,879,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	—	(702,413)
Net cash used in investing activities	—	—	(702,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	—	—	212,033
Increase( Decrease) in related party liabilities	2,417	303,834	89,316
Exercise of warrant	—	—	1,616
Proceeds from sale of preferred stock	200,000	—	469,000
Proceeds from sale of common stock	—	—	2,885,249
Proceeds from issuance of notes	—	—	70,000
Net cash from financing activities	202,417	303,834	3,727,214
Effect of exchange rate changes on cash	74,029	80,542	(131,123)
Net (decrease) increase in cash	8,296	(34,334)	14,626
Cash at beginning of period	22,922	63,986	—
Cash at end of period	$14,626	$29,652	$14,626

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$—	$19,900	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	—	—	$250,513
Issuance of stock based compensation shares	—	—	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	—	406,558	$406,558
Cash paid for:
Interest	—	—	40,980
Taxes	—	—	—
13

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 31, 2014 AND DECEMBER 31, 2013

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

Total purchase price 25,073,621

NOTE 1 - GENERAL INFORMATION (Continued)

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

NOTE 1 - GENERAL INFORMATION (Continued)

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

From inception through March 31, 2014, the Company primarily focused on the raising of capital. As of March 31, 2014, the Company originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of March 31, 2014 the Company has discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4). As of March 31, 2014, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other, now discontinued inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

NOTE 1 - GENERAL INFORMATION (Continued)

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

In response to this letter YA Global informed the company in a letter dated October 5, 2010 that the SEDA agreement will terminate on or about October 15, 2010. YA Global also informed the company that even though the SEDA agreement is terminated its associated Warrant to purchase 4,027,386 shares of common stock remains in effect until it expired on October 8, 2013.

NOTE 1 - GENERAL INFORMATION (Continued)

On October 18, 2010 the company received notice from YA global for the exercise of 50,000 warrant shares on a cashless basis. This cashless exercise resulted in the issuance of 3,226 shares of Common stock to YA Global. Following this exercise YA Global has 3,977,386 warrant shares available for purchase.

iGlue Software via Equity position in iGlue, Inc.

From 2007 to 2011 the Company funded the development of iGlue, the cornerstone of the current technology portfolio. The financial commitment to in4, Ltd, the company behind iGlue, amounted to a total of approximately $600,000 for years 2007 through 2010. The total chronological events of iGlue are:

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
18

NOTE 1 - GENERAL INFORMATION (Continued)

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2014 and for the period from April 26, 2006 (date of inception) to March 31, 2014.

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

Since inception through March 31, 2014, the Company had an accumulated deficit of $13,529,054 and net cash used in operations of $2,879,052. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

During 2014 and 2013 the Company raised a total of $200,000 and $401,500, respectively through private placements of common and preferred stock. These funds were used to finance operations, to reduce Genetic Immunity debt, and to finance Genetic Immunity’s regulatory process towards a conditional marketing approval. Additional funds used for these tasks, in the amount of $337,657 were previously provided in the prior years by the director, Peter Boros, who elected in November of 2013 to convert said loan into 1,000,000 shares of our Series D Preferred Stock.

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

NOTE 1 - GENERAL INFORMATION (Continued)

Management believes the Company has adequate capital to keep the Company functioning through March 31, 2015. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2014, the Company had no warranty obligations in connection with products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at March 31, 2014 is $131,123.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2014 and December 31, 2013, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. For the periods ended March 31, 2014 and December 31, 2013, all potential shares of common stock were excluded from diluted EPS as their effect would be anti-dilutive.

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
22

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

NOTE 3 - OTHER RECEIVABLES

	March 31, 2014	December 31, 2013

Taxes reclaimable	$11,735	$10,940
Advances given	175,893	178,075
Other	770	28,404
Total	$188,398	$217,419

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

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at March 31, 2014 and December 31, 2013:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2012	30,115,115	599,765	319,833	919,598
Corrections	480,491	376,769		376,769
Additions	11,329	1,471	-	1,471
Disposals	-	(324,837)	-	(324,837)
Change in FX rates	5,251	24,266	7,948	32,214

at December 31, 2013	30,612,186	677,434	327,781	1,005,215
Additions	-	3,786	-	3,786
Disposals	-	-	-	-
Change in FX rates	(7,213)	(21,441)	(10,374)	(31,815)

at March 31, 2014	30,604,973	659,779	317,407	977,186

Accumulated depreciation and amortization
at December 31, 2012	22,274	172,722	243,707	416,429
Corrections	480,491	376,770		376,770
Additions	50,914	79,744	18,489	98,233
Disposals	-	(95,121)	-	(95,121)
Change in FX rates	3,126	13,654	6,056	19,710

at December 31, 2013	556,805	547,769	268,252	816,021
Additions	12,124	14,761	-	14,761
Disposals	-	-	-	-
Change in FX rates	(4,599)	(17,337)	(8,490)	(25,827)

at March 31, 2014	564,330	545,193	259,762	804,955

Net book values at
December 31, 2012	30,092,841	427,043	76,126	503,169
December 31, 2013	30,055,381	129,665	59,529	189,194
March 31, 2014	30,040,643	114,586	57,645	172,231

NOTE 5 - INTANGIBLES AND FIXED ASSETS

The net book value of fixed assets under capital lease amount to $57,645 and $59,529 at March 31, 2014 and at December 31, 2013, respectively.

The Company maintains a significant patent portfolio to protect our intellectual property. |As appropriate we will ocntinue to apply for additional patent protection as we develop our product candidate pipeline.

During the acquisition of Genetic Immunity, the Company has received the valuation of the patents from an independent valuation company. According to the valuation, the Company entered the acquired intangibles to the consolidated balance sheet. The acquired intangibles have indefinite useful life and annual impairment test is carried out on a discounted cash flow basis. According to the latest valuation carried out at the end of December 2013, no impairment losses were to be recognized.

NOTE 6 - NOTE PAYABLE

Mary Passalaqua

On October 20, 2011 the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As second step in this conversion process Mary Passalaqua requested the conversion of $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 outstanding Promissory Note balance will be $105,000 plus accrued interest.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at March 31, 2014). Interest expense in connection with such note amounted to $53,270 and $52,417 for the periods ended at March 31, 2014 and at December 31, 2013, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

NOTE 7 - CAPITAL LEASE PAYABLE (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2014:

For the period ending March 31, 2014	Amounts

2014	59,870
2015	23,058

Total minimum lease payments	82,928

Less: amounts representing interest	3,479

Present value of net minimum lease payments	79,449

Less: current portion	55,784

Long term liability	$23,665

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

On October 26, 2011 the Company entered into an equity exchange agreement with each of Messrs. Viktor Rozsnyay and Daniel Kun, Jr. Mr. Rozsnyay is President, CEO and Chairman of the Board of Directors of the Company and Mr. Kun is its Vice-President. Each Agreement is identical and provides in summary form as follows: each of Messrs. Rozsnyay and Kun will deliver twelve million (12,000,000) shares of their shares of common stock of the Company to the Company for cancellation immediately. The Exchange Shares so delivered were returned to the treasury of the Company as unauthorized shares of common stock to be available for subsequent issuance. In return for the surrender of the Exchange Shares, the Company issued and deliver two million (2,000,000) restricted shares of a new class of Series A Preferred shares, 1,000,000 shares each to Mr. Rozsnyay and Mr. Kun.

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

Private placements

On February 19, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 200,000 shares of its Series E Preferred Stock to two unaffiliated private investors for aggregate proceeds of $200,000. The holders of Series E Preferred Stock are entitled to receive dividends equal to the amount that would be received if each one share of Series E Preferred stock was fully converted into twelve and one half shares of the common stock. Each one share of the Series E Preferred has voting rights equal to five votes of common Stock. Each share of Series E Preferred stock is convertible into 10 shares of common stock.

On November 1, 2013, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 1,000,000 shares of its Series D preferred stock to one affiliated private investor, Peter Boros, Director of the company, for aggregate proceeds of $337,653. This amount was previously provided to the company by Mr. Boros as a loan, and on November 1 Mr. Boros elected to convert this loan into aforementioned preferred stock. The Series D preferred stock is convertible into 2,000,000 shares of common stock on a fully converted basis. No special redemption rights.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

The Company filed Form SB-2 a registration statement with SEC on November 14, 2007, which was approved on January 30, 2008.

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

Consulting agreements

During November of 2012, the Company entered into agreements with four unaffiliated professionals for one year business consulting services. According to the agreement the professionals provide consulting and rental services to the Company for 12 months. In connection with these services, the Company issued to them 1,930,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of contracting date which is the market price on the commitment date $0.06 and $0.19 per share in the total amount of $180,170 and the related expense was recorded under general administration.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to zero for the period ended March 31, 2014 and 2013, respectively and $316,098 for the period from April 26, 2006 (date of inception) to March 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 and $312,972 for the periods ended March 31, 2014 and December 31, 2013, respectively and $513,500 for the period from April 26, 2006 (date of inception) to March 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2014 and December 31, 2013, respectively and $467,501 for the period from April 26, 2006 (date of inception) to March 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

The fair value of the liability using Black-Scholes valuation at March 31, 2014 is $147,163, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

March 31, 2014	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 147,163		147,163

December 31, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 87,502		87,502

Fair value of warrant per share	March 31, 2014	December 31, 2013

Per share	$0.037	$0.022

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

The inputs used in fair value estimation are:

current share price at March 31, 2014: $0.09

exercise price $0.10

expected time to expiry (years): 4.5

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2014 and December 31, 2013 and $150,000 for the period from April 26, 2006 (date of inception) to March 31, 2014, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended March 31, 2014 and December 31, 2013, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to March 31, 2014, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended March 31, 2014 and December 31, 2013 and $2,590,000 for the period from April 26, 2006 (date of inception) to March 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

On October 20, 2011 the Company was presented with an Amended Convertible Promissory Note by Mary Passalaqua. In the revised agreement Ms. Passalaqua requested that the outstanding portion of the Promissory Note be paid in shares in such quantity that will satisfy the debt of $125,000 owned. As second step in this conversion process Mary Passalaqua requested the conversion of $20,000 dollars into shares of common stock. To satisfy this request the Company instructed its transfer agent to issue Mary Passalaqua 3,500,000 shares of common. Upon conversion of the $20,000 outstanding Promissory Note balance will be $105,000 plus accrued interest.

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

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	March 31, 2014	December 31, 2013

Accounts payable and accrued expenses	$1,927,780	$1,868,534
Interest accruals	2,323,095	2,214,760
Total	$4,250,875	$4,083,294

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

DERMAVI_ is successfully closed in 2009. DVCLIN01 supported the Phase II clinical development of DermaVir. This grant was closed at the end of 2013. FIBERSC2 supports the investigation of DermaVir mechanism of action with novel fiber integrated microscopy. Originally scheduled for completion in February of 2014, this grant has been extended to August of 2014. WINGS supports the development of West Nile Virus vaccine with DermaVir technology. The grant ended in February of 2014, the Company is not in the process of filing the required closing documents. The Company expects full closure to this grant in Q3 of 2014.

 NOTE 11 - SHORT TERM LOANS

	March 31, 2014	December 31, 2013

Bridge Loan	$2,000,000	$2,000,000
RIGHT loan	305,802	311,159
Bryan Sanders loan	30,000	30,000
Total	2,335,802	2,341,159

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

NOTE 12 - OTHER EXPENSES

Other expenses include the revaluation of liability for warrants for Bluestar Consulting in the amount of $59,661.

NOTE 13 - SUBSEQUENT EVENTS

On April 7, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 50,000 shares of its Series E Preferred Stock to one unaffiliated private investors for aggregate proceeds of $50,000.

NOTE 14 - CONTINGENCIES

The Company’s wholly-owned subsidiary, Genetic Immunity, has initiated a lawsuit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently, the agency refused to sign the grant and denied payment of funds. The company initiated a lawsuit to request that the court reinstate the contract that resulted in a grant award. On February 13, 2013, an appeals court ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original execution in 2009. As such Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in lawsuit costs. However, simultaneously, the judgment stated that the company is entitled to receive the original grant amount, interest payment and/or damages since the original grant contract is valid. On February 18, 2013, the Company filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on the appeals court’s ruling. The Company is currently seeking 4,800,000,000 HUF (approximately $20 million) for damages sustained. On November 18, 2013, the Company has entered into a six month suspension of said lawsuit, as agreed with the government, in hopes of negotiating an out of court settlement. If these negotiations are unsuccessful the Company will resume the law suit on or before May 18, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Power of the Dream Ventures, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

We believe we can raise sufficient additional financing through the sale of our common stock to allow us to continue operations and execute our business plan in the next 12 months. Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that through the acquisition of Genetic Immunity and the company’s lead product candidate DermaVir, we will be in a position to start generating revenue in 2015. We believe that our ownership of one of the world’s first, clinically proven, therapeutic HIV vaccines will prove attractive to both private and institutional investors, making fundraising a less strenuous process than before.

If necessary, we intend to raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2014 as we move closer to commercializing DermaVir. By the end of 2014, we plan to seek conditional marketing approval for DermaVir in the European Union.

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

Upon regulatory approval of DermaVir, we anticipate making substantial equipment purchases to expand GMP manufacturing and to increase our work force to fully implement commercialization tasks.

If we are unable to raise additional financing there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included elsewhere in this prospectus do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013:

	For the Three Months Ended March 31,		Increase/
	2014	2013	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$197,110	155,467	41,643
Profit (Loss) from operations	$(423,182)	219,331	(642,513)
Interest Expenses and Exchange Gains	$(87,533)	(91,620)	4,087
Net profit (loss)	$(510,715)	127,711	(638,426)

Revenue

For the three months ended March 31, 2014 and 2013, the Company had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2014, general, selling and administrative expenses were $197,110 as compared to $155,467 for the three months ended March 31, 2013. The increase in general, selling and administrative expenses is attributable to increased consulting expenses and rental fees.

Loss from Operations

Profit (loss) from operations for the three months ended March 31, 2014 and 2013 was ($423,182) and $219,331, respectively. The primary decrease in loss from operations is attributable to the decrease of general administration expenses and personnel expenses and to the income from the reversal of the warrant liability.

Net Profit (Loss)

The net profit (loss) for the three months ended March 31, 2014 and 2013 was ($510,715) and $127,711, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014, compared to December 31, 2013:

	March 31, 2014	December 31, 2013	Increase/Decrease
Current Assets	$224,958	$262,992	$(38,034)
Current Liabilities	$8,419,658	$8,240,680	$178,978
Working Capital (Deficit)	$(8,194,700)	$(7,977,688)	$(217,012)

At March 31, 2014, we had a working capital deficit of $8,194,700, as compared to a working capital deficit of $7,977,688, at December 31, 2013, a decrease of $217,012. The decrease in the working capital deficit is primarly attributable to higher accounts payable, mainly due to interest accruals.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013, was $268,150 and $418,710 respectively.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at March 31, 2014 was $57,699, book value of the investment is $0.

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

Since inception through March 31, 2014, the Company had an accumulated deficit of $13,529,054 and net cash used in operations of $2,879,052.

Management believes the Company has adequate capital to keep the Company functioning through March 31, 2015. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of March 31, 2014, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 215.7 HUF/USD as of December 31, 2013, to 222.75 HUF/USD as of March 31, 2014, an approximate 0.3% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2014 and 2013 were 225.86 and 225.15, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Form 10-k that still exist as of March 31, 2014, the period covered by this Form 10-Q

(b) Changes in Internal Controls

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 14, 2014.

Iitem 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2014.

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

POWER OF THE DREAM VENTURES, INC.

Dated: May 15, 2014
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: May 15, 2014
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

