Form 10-Q
period 2014-06-30
Power of The Dream Ventures Inc
filed 2014-08-15
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 14, 2014, there were 46,500,896 shares outstanding of the registrant’s common stock.

1

2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED JUNE 30, 2014 AND DECEMBER 31, 2013

Amounts in USD

	Notes	June 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash		$20,862	$22,922
Other receivables	3	188,187	217,419
Inventories		21,527	22,651
Total Current Assets		230,576	262,992

Intangibles	5	30,029,350	30,055,381
Fixed assets, net	5	147,329	189,194
Total Assets		30,407,255	30,507,567

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	9	$4,356,370	$4,083,294
Grants received	10	1,360,935	1,432,042
Capital leases payable, current portion	7	69,446	55,784
Short term loans from related parties		73,907	86,899
Liability from warrants	8	91,480	87,502
Note payable	6	154,000	154,000
Short term loans	11	2,324,333	2,341,159
Total Current Liabilities		8,430,471	8,240,680

Long term liabilities
Capital leases payable, less current portion	7	-	35,692
Total Long Term Liabilities		-	35,692

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,450,000 and 4,900,000 issued	8
of which Series “A”		2,000	2,000
of which Series “B”		1,000	1,000
of which Series “C”		1,000	900
of which Series “D”		1,000	1,000
of which Series “E”		450	-
Common stock, $.001 par value; 100,000,000 shares authorized, 46,500,896 and 46,500,896 shares issued and outstanding	8	46,501	46,501
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		35,780,684 (13,764,235) (91,616)	35,403,285 (13,018,339) (205,152)
Total Stockholders’ Equity		21,976,784	22,231,195

Total liabilities and stockholders’ equity		30,407,255	30,507,567
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2014 AND 2013

Amounts in USD

	Notes	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013	For the Period from April 26, 2006 (date of inception) to June 30, 2014

Net Sales		$ -	$ -	$ -	$ -	$ 5,833
Cost of Sales		-	-	-	-	(3,711)

Gross margin		-	-	-	-	2,122
Material expenses		12,567	24,495	18,448	49,398	164,122
General administration		198,502	347,591	395,612	503,058	9,290,844
Research and development	4	-	-	-	-	866,619
Personnel expenses		24,607	136,317	44,413	277,095	1,010,017
Depreciation and amortization	5	29,548	36,837	56,433	74,016	763,714
Grants received	10	(61,358)	266	(34,859)	(28,516)	(311,838)
Other expenses, net	12	(127,163)	(19,883)	19,838	(568,759)	733,796
Operating expenses		76,703	525,623	499,885	306,292	12,517,274
Profit (Loss) from operations		(76,703)	(525,623)	(499,885)	(306,292)	(12,515,152)
Interest expense and exchange differences		(158,478)	(92,280)	(246,011)	(183,900)	(1,044,368)
Profit (Loss) before income taxes		(235,181)	(617,903)	(745,896)	(490,192)	(13,559,520)
Income taxes		-	-	-	-	(3,952)
Net profit (loss)		(235,181)	(617,903)	(745,896)	(490,192)	$ (13,563,472)
4

	Notes	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013	For the Period from April 26, 2006 (date of inception) to June 30, 2014

Other comprehensive income		39,507	(135,567)	113,536	(55,025)
Total comprehensive income		(195,674)	(753,470)	(632,360)	(545,217)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.00) $(0.00) 45,500,896 45,500,896	$(0.01) $(0.01) 45,033,548 45,033,548	$(0.01) $(0.01) 46,500,896 46,500,896	$(0.01) $(0.01) 43,771,408 43,771,408

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total
Balance at December 31, 2013	4,900,000	46,500,896	$51,401	$(13,018,339)	35,403,285	$(205,152)	$22,231,195

Private placement	550,000		550		377,399		377,949
Currency Translation Adjustment						113,536	113,536
Net loss for the period				(745,896)			(745,896)
Balance at June 30, 2014	5,450,000	46,500,896	$51,951	$(13,764,235)	35,780,684	$(91,616)	$21,976,784

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended June 30, 2014	For the period ended June 30, 2013	Cumulative from April 26, 2006 (date of inception) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(745,896)	$(490,192)	$(13,563,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	-	20,899	6,308,238
Recapitalization under reverse merger	-	-	(250,763)
Issue of shares for services	-	-	210,000
Issue of shares for research and development	-	-	34,000
Liability from warrant	3,978	(568,766)	91,480
Reversal of grant accrual	-	-	(245,306)
Depreciation and amortization	56,433	74,016	763,714
	(685,485)	(964,043)	$(6,652,109)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	30,356	73,470	(209,714)
(Decrease) Increase in accounts payable and accrued liabilities	174,576	803,263	3,786,960
Net cash used in operating activities	(480,553)	(87,310)	(3,074,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(702,413)
Net cash used in investing activities	-	-	(702,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-	212,033
Increase( Decrease) in related party liabilities	(12,992)	91,435	73,907
Exercise of warrant	-	-	1,616
Proceeds from sale of preferred stock	377,949	-	646,949
Proceeds from sale of common stock	-	52,500	2,885,249
Proceeds from issuance of notes	-	-	70,000
Net cash from financing activities	364,957	143,935	3,889,754
Effect of exchange rate changes on cash	113,536	(55,025)	(91,616)
Net (decrease) increase in cash	(2,060)	1,600	20,862
Cash at beginning of period	22,922	63,986	-
Cash at end of period	$20,862	$65,586	$20,862

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$-	$19,900	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	-	406,558	$406,558
Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-
13

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2014 AND DECEMBER 31, 2013

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

Genetic Immunity

On October 2, 2012 the Company acquired Genetic Immunity, Inc., a US corporation domiciled in the state of Delaware. Genetic Immunity is an immunotherapeutic vaccine company whose lead product candidate DermaVir, for the treatment of HIV, has passed Phase II clinical trials.

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

From inception through June 30, 2014, the Company primarily focused on the raising of capital. As of June 30, 2014, the Company originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of June 30, 2014 the Company has discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4). As of June 30, 2014, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other, now discontinued inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

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
17

NOTE 1 - GENERAL INFORMATION (Continued)

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2014 and for the period from April 26, 2006 (date of inception) to June 30, 2014.

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

Since inception through June 30, 2014, the Company had an accumulated deficit of $13,764,235 and net cash used in operations of $3,074,863. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

During 2014 and 2013 the Company raised a total of $377,949 and $401,500, respectively through private placements of common and preferred stock. These funds were used to finance operations, to reduce Genetic Immunity debt, and to finance Genetic Immunity’s regulatory process towards a marketing approval application. Additional funds used for these tasks, in the amount of $337,657 were previously provided in the prior years by the director, Peter Boros, who elected in November of 2013 to convert said loan into 1,000,000 shares of our Series D Preferred Stock.

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

NOTE 1 - GENERAL INFORMATION (Continued)

Management believes the Company has adequate capital to keep the Company functioning through June 30, 2015. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2014, the Company had no warranty obligations in connection with products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive loss, at June 30, 2014 is $91,616.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2014 and December 31, 2013, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. For the periods ended June 30, 2014 and December 31, 2013, all potential shares of common stock were excluded from diluted EPS as their effect would be anti-dilutive.

The Company currently has the following convertible securities issued and outstanding:

-	1,000,000 Shares of our Series B Preferred Stock used for the Genetic Immunity acquisition, convertible into 40 shares of common stock per each Series B preferred, or a total of 40,000,000 common shares on a fully converted basis, beginning on January 1, 2014.
-	1,000,000 Shares of our Series C Preferred Stock convertible into 20 shares of common stock per each Series C preferred, or a total of 20,000,000 common stock on a fully converted basis.
-	1,000,000 Shares of our Series D Preferred Stock convertible into 2 shares of common stock per each Series D preferred, or a total of 2,000,000 common stock on a fully converted basis.
-	450,000 Shares of our Series E Preferred Stock convertible into 10 shares of common stock per each Series E preferred, or a total of 4,500,000 common stock on a fully converted basis.
-	And we have one Warrant outstanding, convertible into 3,977,386 Shares of our common stock on a fully converted basis.
21

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

Recent Accounting Pronouncements:

In June 2014, the FASB issued Accounting Standards Update 2014-10 Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014, early adaptation is permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - OTHER RECEIVABLES

	June 30, 2014	December 31, 2013

Taxes reclaimable	$53,154	$10,940
Advances given	134,820	178,075
Other	213	28,404
Total	$188,187	$217,419

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress. The Company accounted for impairment on advances given in the amount of $88,117 during 2013.

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

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at June 30, 2014 and December 31, 2013:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2012	30,115,115	599,765	319,833	919,598
Corrections	480,491	376,769		376,769
Additions	11,329	1,471	-	1,471
Disposals	-	(324,837)	-	(324,837)
Change in FX rates	5,251	24,266	7,948	32,214

at December 31, 2013	30,612,186	677,434	327,781	1,005,215
Additions	-	-	-	-
Disposals	-	-	-	-
Change in FX rates	(11,317)	(39,140)	(16,276)	(55,416)

at June 30, 2014	30,600,869	638,294	311,505	949,799

Accumulated depreciation and amortization
at December 31, 2012	22,274	172,722	243,707	416,429
Corrections	480,491	376,770		376,770
Additions	50,914	79,744	18,489	98,233
Disposals	-	(95,121)	-	(95,121)
Change in FX rates	3,126	13,654	6,056	19,710

at December 31, 2013	556,805	547,769	268,252	816,021
Additions	26,465	29,968	-	29,968
Disposals	-	-	-	-
Change in FX rates	(11,751)	(30,199)	(13,320)	(43,519)

at June 30, 2014	571,519	547,538	254,932	802,470

Net book values at
December 31, 2012	30,092,841	427,043	76,126	503,169
December 31, 2013	30,055,381	129,665	59,529	189,194
June 30, 2014	30,029,350	90,756	56,573	147,329

NOTE 5 - INTANGIBLES AND FIXED ASSETS

The net book value of fixed assets under capital lease amount to $57,573 and $59,529 at June 30, 2014 and at December 31, 2013, respectively.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at June 30, 2014). Interest expense in connection with such note amounted to $54,123 and $52,417 for the periods ended at June 30, 2014 and at December 31, 2013, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

Infinite Funding

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum.

NOTE 6 - NOTE PAYABLE (Continued)

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

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2014:

For the period ending June 30, 2014	Amounts

2014	49,867
2015	23,058

Total minimum lease payments	72,925

Less: amounts representing interest	3,479

Present value of net minimum lease payments	69,446

Less: current portion	69,446

Long term liability	$-

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

Private placements

On May 28, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 200,000 shares of its Series E Preferred Stock to two unaffiliated private investors for aggregate proceeds of $100,000.

On April 28, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 100,000 shares of its Series C Preferred Stock to one unaffiliated private investor for aggregate proceeds of $27,949.

On April 7, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 50,000 shares of its Series E Preferred Stock to one unaffiliated private investor for aggregate proceeds of $50,000.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to zero for the period ended June 30, 2014 and 2013, respectively and $316,098 for the period from April 26, 2006 (date of inception) to June 30, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 and $312,972 for the periods ended June 30, 2014 and December 31, 2013, respectively and $513,500 for the period from April 26, 2006 (date of inception) to June 30, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2014 and December 31, 2013, respectively and $467,501 for the period from April 26, 2006 (date of inception) to June 30, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

The fair value of the liability using Black-Scholes valuation at June 30, 2014 is $91,480, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

June 30, 2014	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 91,480		91,480

December 31, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 87,502		87,502

Fair value of warrant per share	June 30, 2014	December 31, 2013

Per share	$0.037	$0.022

The inputs used in fair value estimation are:

current share price at June 30, 2014: $0.0701

exercise price $0.10

expected time to expiry (years): 4.25

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2014 and December 31, 2013 and $150,000 for the period from April 26, 2006 (date of inception) to June 30, 2014, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended June 30, 2014 and December 31, 2013, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to June 30, 2014, in accordance with ASC 505-50.

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended June 30, 2014 and December 31, 2013 and $2,590,000 for the period from April 26, 2006 (date of inception) to June 30, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	June 30, 2014	December 31, 2013

Accounts payable and accrued expenses	$1,922,716	$1,868,534
Interest accruals	2,433,654	2,214,760
Total	$4,356,370	$4,083,294

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

DERMAVI_ is successfully closed in 2009. DVCLIN01 supported the Phase II clinical development of DermaVir. This grant was closed at the end of 2013. FIBERSC2 supports the investigation of DermaVir mechanism of action with novel fiber integrated microscopy. Originally scheduled for completion in February of 2014, this grant has been extended to August of 2014. WINGS supports the development of West Nile Virus vaccine with DermaVir technology. The grant ended in February of 2014, the Company has filed the required closing documents. The Company expects full closure to this grant in Q3 of 2014.

NOTE 11 - SHORT TERM LOANS

	June 30, 2014	December 31, 2013

Bridge Loan	$2,000,000	$2,000,000
RIGHT loan	294,333	311,159
Bryan Sanders loan	30,000	30,000
Total	2,324,333	2,341,159

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

As of the printing of this document, the US$1.1 million in face value of debentures has been put into receivership with the U.S. SBA. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property.

NOTE 12 - OTHER EXPENSES

Other expenses include the revaluation of liability for warrants for Bluestar Consulting in the amount of $3,978.

NOTE 13 - SUBSEQUENT EVENTS

None.

NOTE 14 - CONTINGENCIES

The Company’s wholly-owned subsidiary, Genetic Immunity, has initiated a lawsuit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently, the agency refused to sign the grant and denied payment of funds. The company initiated a lawsuit to request that the court reinstate the contract that resulted in a grant award. On February 13, 2013, an appeals court ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original execution in 2009. As such Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in lawsuit costs. However, simultaneously, the judgment stated that the company is entitled to receive the original grant amount, interest payment and/or damages since the original grant contract is valid. On February 18, 2013, the Company filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on the appeals court’s ruling. The Company is currently seeking 4,800,000,000 HUF (approximately $20 million) for damages sustained. On November 18, 2013, the Company has entered into a six month suspension of said lawsuit, as agreed with the government, in hopes of negotiating an out of court settlement. After the lapse of our six month suspension we once again resumed the trial as the Company could not arrive at an out of court settlement. The Company currently awaits a court date for the trial to continue, but in the mean time is still working towards an out of court settlement and the closing of this law suite.

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

If necessary, we intend to raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2014 as we move closer to commercializing DermaVir. By the end of 2014, we plan to seek conditional marketing approval for DermaVir in the European Union. At the same time we are currently working on submitting all required documentation to the US Food and Drug Administration to receive guidance on US approval.

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

To the end of 2014 we anticipate spending approximately $2,000,000 on DermaVir’s regulatory approval, commercialization and general administrative expenses. We believe these funds will become available to us from proceeds obtained from our lawsuit against the Hungarian Development Agency and from the sale of our common or preferred stok, if necessary.

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

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013:

	For the Three Months Ended June 30,		Increase/
	2014	2013	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$198,502	347,591	(149,089)
Profit (Loss) from operations	$(76,703)	(525,623)	448,920
Interest Expenses and Exchange Gains	$(158,478)	(92,280)	(66,198)
Net profit (loss)	$(235,181)	(617,903)	382,722

Revenue

For the three months ended June 30, 2014 and 2013, the Company had no revenues.

General, selling and administrative expenses

For the three months ended June 30, 2014, general, selling and administrative expenses were $198,502 as compared to $347,591 for the three months ended June 30, 2013. The decrease in general, selling and administrative expenses is attributable to decrease in the administration expenses of Genetic Immunity.

Loss from Operations

Loss from operations for the three months ended June 30, 2014 and 2013 was $76,703 and $525,623, respectively. The primary decrease in loss from operations is attributable to the decrease of general administration expenses and personnel expenses and to the income from the reversal of the warrant liability.

Net Profit (Loss)

The net loss for the three months ended June 30, 2014 and 2013 was $235,181 and $617,903, respectively.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013:

	For the Six Months Ended June 30,		Increase/
	2014	2013	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$395,612	503,058	107,446
Profit (Loss) from operations	$(499,885)	(306,292)	(193,593)
Interest Expenses and Exchange Gains	$(246,011)	(183,900)	(62,111)
Net profit (loss)	$(745,896)	(490,192)	(255,704)

Revenue

For the six months ended June 30, 2014 and 2013, the Company had no revenues.

General, selling and administrative expenses

For the six months ended June 30, 2014, general, selling and administrative expenses were $395,612 as compared to $503,058 for the six months ended June 30, 2013. The decrease in general, selling and administrative expenses is attributable to decrease in the administration expenses of Genetic Immunity.

Loss from Operations

Loss from operations for the six months ended June 30, 2014 and 2013 was $499,885 and $306,292, respectively. The primary decrease in loss from operations is attributable to the decrease of general administration expenses and personnel expenses and to the income from the reversal of the warrant liability.

Net Profit (Loss)

The net loss for the six months ended June 30, 2014 and 2013 was $745,896 and $490,192, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014, compared to December 31, 2013:

	June 30, 2014	December 31, 2013	Increase/Decrease
Current Assets	$230,576	$262,992	$(32,416)
Current Liabilities	$8,430,471	$8,240,680	$189,791
Working Capital (Deficit)	$(8,199,895)	$(7,977,688)	$(222,207)

At June 30, 2014, we had a working capital deficit of $8,199,895, as compared to a working capital deficit of $7,977,688, at December 31, 2013, a increase of $222,207. The decrease in the working capital deficit is primarly attributable to higher accounts payable, mainly due to interest accruals.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013, was $480,553 and $87,310 respectively.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at June 30, 2014 was $5,769,972, book value of the investment is $0.

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

As part of this process we are looking to submit a Conditional Marketing Approval request to the European Medicines Agency by the end of 2014. Simultaneously with this submission we are also working on providing the US Food and Drug Administration with all our our clinical trial data in order to receive guidance from the agency on marketing approval pathway.

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

Since inception through June 30, 2014, the Company had an accumulated deficit of $13,764,235 and net cash used in operations of $3,074,863.

Management believes the Company has adequate capital to keep the Company functioning through June 30, 2015. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of June 30, 2014, has been affected by the weakening of the U.S. dollar against the Hungarian Forint from 215.7 HUF/USD as of December 31, 2013, to 226.97 HUF/USD as of June 30, 2014, an approximate 5% decrease in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2014 and 2013 were 225.21 and 225.15, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Form 10-k that still exist as of June 30, 2014, the period covered by this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2014.

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

Dated: August 15, 2014
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: August 15, 2014
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

