Form 10-K/A
period 2013-12-31
Power of The Dream Ventures Inc
filed 2014-09-19
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K filed by the Registrant on April 14, 2014 with the Securities and Exchange Commission. Amendment No. 1 is being filed for the sole purpose of revising the Report of Independent Registered Public Accounting Firm to include signatures which were inadvertently omitted. All other items remain unchanged.

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

POWER OF THE DREAM VENTURES, INC.

Date: September 19, 2014	By:	/s/ Viktor Rozsnyay
Name: Viktor Rozsnyay
Title: Chief Executive Officer (Principal Executive Officer)

Date: September 19, 2014	By:	/s/ Ildiko Rozsa
Name: Ildiko Rozsa
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Viktor Rozsnyay	Chief Executive Officer, President and Chairman	September 19, 2014
Viktor Rozsnyay

/s/ Ildiko Rozsa	Chief Financial Officer	September 19, 2014
Ildiko Rozsa

/s/ Peter Boros	Director	September 19, 2014
Peter Boros

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet at December 31, 2013	F-3 to F-4
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012	F-5
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2013	F-6 to F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-12
Notes to Consolidated Financial Statements	F-13 to F-41

BDO

Tel: +36 1 235 3010, 235 3090
Fax: +36 1 266 6438
www.bdo.hu

BDO Magyarország
Könyvvizsgáló Kft.
1103 Budapest, Kőér utca 2/a.
Laurus Irodaházak C épület
1476 Budapest, Pf. 138.

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

Power of the Dream Ventures, Inc. (formerly Tia V)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 14, 2014

BDO Hungary Audit Ltd.
1103 Budapest, Kőér utca 2/A
Registration number: 002387

Zsuzsanna Nagy
Managing Director

BDO Magyarország Könyvvizsgáló Kft.
Eng szám:
Licence nr.:
002387

Ferenc Baumgartner
Certified Auditor
Chamber registration No.:
002955

BDO Magyarország Könyvvizsgáló Kft. egy magyar korlátolt felelősségű társaság, az egyesült királyságbeli BDO International Limited garancia alapú társaság tagja és a független cégekből álló nemzetközi BDO hálózat része.

BDO Hungary Audit Ltd, a Hungarian limited liability company, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent firms.

Fővárosi Bíróság Cégbírósága, Cégjegyzékszám: Cg. 01 09 867 785

Csoportazonosító (Group-ID-Nr): 17780711-5-44
Group VAT Nr.: HU 17780711

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

