Form 10-K
period 2014-12-31
Power of The Dream Ventures Inc
filed 2015-04-01
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2014, based on a closing price of $0.10 was approximately $3,500,000 As of March 31, 2015, the registrant had 46,500,896 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

2

POWER OF THE DREAM VENTURES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

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

OVERVIEW

The Company currently focuses on the operations of its wholly-owned subsidiary, Genetic Immunity, which is a clinical-stage biotechnology company focused on the discovery, development and commercialization of a new class of immunotherapeutic biologics ("Immune Therapies" or "Therapeutic Vaccines") for the treatment of chronic viral infections, cancer and allergy. Our Immune Therapies are designed to intensify or boost specific immune responses to modify or control these presently incurable diseases. The Company’s main focus is completing Genetic Immunity’s clinical trials program and on commercialization tasks related to the Company’s lead product candidate DermaVir therapeutic HIV vaccine.

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

DermaVir has a novel immunological mechanism of action different from antiretroviral drugs that kill the virus but cannot kill the infected cells. During effective Highly Active Antiretroviral Therapy (“HAART”), HIV-infected cells remain in the reservoirs. Even HAART intensification could not eliminate infected cells, decrease reservoirs or improve the immune system to fight against the virus. We believe that DermaVir treatments will reduce the amount of HIV-infected cells remaining in the reservoirs of HAART patients. This could provide additional treatment benefits by reducing the number of antiretroviral drugs that patients must take.

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

DermaVir was found to be safe and well tolerated at all doses in all clinical studies. A single treatment with DermaVir takes 20 minutes to apply, and left on the skin for three hours after which the patches are removed.. Our Phase I clinical results indicated an increase in the number of long-lived HIV-specific precursor T cells in all treated individuals in a dose-dependent manner. DermaVir-induced T cells remained in the body even after a one-year follow up, albeit at a lower level. These findings suggest that DermaVir boosted HIV-specific T cells similarly to that seen in primates. A separate Phase I/II study conducted by our collaborators in the US further confirmed the safety of repeated DermaVir vaccinations in combination with HAART (ACTG5176). A Phase II clinical trial with DermaVir in Germany on a drug naïve patient population (36 HIV-infected individuals) also demonstrated excellent safety and antiretroviral efficacy. Viral load suppression by DermaVir vaccinations occurs slowly, similarly to cancer vaccines as predicted by its mechanism of action, and that is different from antiretroviral drugs that kill the virus but do not kill HIV-infected cells.

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

iii.	Pivotal Trials

We are currently evaluation the requirements of a Phase IIB pivotal trial in order to supply the FDA with all relevant data the agency needs in order to grant a conditional marketing approval, or an accelerated approval. We intend to conduct this Phase IIB trial in 2015 and have results available in the first half of 2016.

A Phase IV trials following marketing approval will be necessary if we intend to further study the efficacy of DermaVir in different patient populations. Presentations and publications of such trials are essential to successful marketing of DermaVir. Therefore, our strategy will be to obtain marketing approval within the shortest period of time and consequently continue the clinical trials for the establishment of a large safety and efficacy database. Please note that such a database on DermaVir is expected to facilitate the approval of pipeline products since the differences between products will be only in the sequence of the plasmid DNA.

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

GRANTS

In 2005 we received a $1 million grant from the EU, which funded Phase I clinical trials of DermaVir in Hungary. Since being awarded a $7 million grant from the Hungarian government in 2005, we have been applying the funds to develop product manufacturing technology in Hungary, build a pilot manufacturing facility and develop pipelines in collaboration with Hungarian academic institutions pursuant to a Consortium Agreement establishing the Vaccine Therapy Cluster, a collaboration between the Company and the University of Szeged. As a result, our product development, manufacturing, information technology, and clinical operations have been established in Budapest. The business, financial and commercial operations remain in the U.S. In 2009, the DVCLIN01 consortium we lead received an additional grant of $4.5 million to perform a Phase II clinical study with DermaVir in Germany. The results of this study were presented at the AIDS International Conference in Vienna July, 2010. In 2010, the FIBERSCN consortium led by R&D Ultrafast Lasers Kft. received a grant of $3 million to investigate DermaVir immunization technology with fiber integrated 2-photon microscopy. We investigated the penetration of DermaVir to the skin and uptake by epidermal Langerhans cells. The West Nile Shield project (“Wings”) consortium led by Fraunhofer Institute won a $3.5 million grant to develop novel approach for prophylactic and therapeutic vaccines against West Nile Virus. Both the FIBERSCN and WINGS grants have been successfully completed, and result have been publiched.

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

For additional DermaVir Product Family we plan to file a new patent application for the API that would protect our DermaVir Products until 2031 when it is issued. Filing the new patent application on API designed with our ANTIGENeering technology is our strategy for all the pipeline products.

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
22

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
26

•	FDA approval of the BLA.

Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. We submitted the results of these preclinical studies, together with manufacturing information and analytical data to the FDA in our Biologic Master File.

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
30

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

ESTIMATE OF THE AMOUNT SPENT ON RESEARCH AND DEVELOPMENT

Research and development expenses were $0 and $0 in 2014 and 2013, respectively. We are focused on regulatory issues, including the delivery of data from all clinical trials to date. Currently no research and development is required.

COSTS AND EFFECTS OF ENVIRONMENTAL COMPLIANCE

The Company has not spent any sums on environmental compliance and does not expect to be required to spend any sums on environmental compliance in the future.

EMPLOYEES

We currently have eight (8) employees, of which two (2) are full-time and three (5) are part-time.

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

Risks Related to the Our Business and Industry

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES YOUR EVALUATION OF OUR BUSINESS DIFFICULT. WE HAVE NEVER BEEN PROFITABLE DUE TO OUR DEVELOPMENT STAGE ACTIVITIES AND MAY NEVER BE PROFITABLE.

Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercialization of our product candidates. Our success and ability to generate revenue or be profitable will depend on our ability to, among other things, undertake pre-clinical development studies and clinical trials; apply for and receive regulatory approvals for conduct of clinical trials and for marketing of our products when development has been completed; formulate and manufacture products; and conduct sales and marketing activities. These factors raise substantial doubt that we will be able to continue as a going concern. From April 26, 2006 (inception) through December 31, 2014, we incurred aggregate losses of $44,854,780 and anticipate incurring additional losses for at least the next twelve (12) months.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2014, we had $1,524 of cash and $8,529,030 in current obligations. In addition, we anticipate our new operating expenses to be between $3,000,000 - $5,000,000 for year 2015. We do not have sufficient resources to satisfy our current obligations nor to fund our planned operations for the next 12 months. We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company has enough existing cash and cash equivalent and can raise adequate capital to keep the Company functioning through December 31, 2015. However, the need may arise, to raise additional capital if we want to support our future development programs, including the completion of additional clinical trials. Our funding requirements may also increase or change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may not be able to (i) complete planned pre-clinical studies and clinical trials, (ii) complete construction of a manufacturing facility, or (iii) obtain conditional marketing approval for DermaVir from the EMA and/or other regulatory authorities. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

We maintain our books in local currency: U.S. dollars for Power of the Dream and for Genetic Immunity, Inc. in the United States and the Hungarian Forint for Vidatech and Genetic Immunity, Kft in Hungary. Our operations are conducted primarily outside of the United States through Vidatech and Genetic Immunity, Kft., our wholly-owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect our sales, profitability and financial position when the foreign currencies, primarily the Hungarian Forint, of our international operations are translated into U.S. dollars for financial reporting. During 2014, the Hungarian Forint has fluctuated between HUF 260 and HUF 290 to the U.S. dollar. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although we cannot predict the extent to which currency fluctuations may or will affect our business and financial position, there is a risk that such fluctuations will have an adverse impact on our sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. We do not currently hedge our currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR SHARES MAY BE ADVERSELY IMPACTED BY OUR ADVERSE OPINION ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS OVER OUR FINANCIAL REPORTING.

We are subject to the reporting requirements of the U.S. Securities and Exchange Commission, or SEC. The SEC, as directed by Section 404 of the U.S. Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of their internal controls over financial reporting. These requirements first applied to our annual report on Form 10-KSB for the fiscal year ending on December 31, 2007. For the past several years we have reported ineffective internal controls over financial reporting due to material weaknesses related to insufficient staffing and lack of top level reviews. We have been unable to remediate these weaknesses due our limited resources. Our failure to implement effective controls could harm our operating results. Any failure to implement effective controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In the event that we are unable to have effective internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing as needed could suffer.

CONCENTRATION OF OWNERSHIP AMONG OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIAPL SHAREHOLDERS MAY PRESENT NEW INVESTORS FROM INFLUENCE SIGNIFICANT CORPORATE DECISIONS.

Based upon beneficial ownership as of December 31, 2014, our directors, executive officers and holders of more than 5% of our common stock, alone or together with their affiliates own, in the aggregate, approximately 12% of our outstanding shares of common stock. Our executive officer, Viktor Rozsnyay, and Peter Boros, Chief Executive Officer of iGlue, Inc., own 100% of our Series A Preferred Stock, which gives them majority voting power. As a result, these shareholders, will be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these shareholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

WE DEPEND ON KEY EMPLOYEES, AND IF WE FAIL TO ATTRACT AND RETAIN EMPLOYEES WITH EXPERTISE REQUIRED FOR OUR BUSINESS, WE CANNOT GROW OR ACHIEVE PROFITABILITY.

We are dependent on our executive officers and key employees, primarily Viktor Rozsnyay, our Chief Executive Officer of Power of the Dream, Ildiko Rozsa, Chief Financial Officer of Power of the Dream and Peter Boros a member of the board of directors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales, if any, and diversion of management resources, which could adversely affect our operating results. In addition, we rely on clinical and regulatory advisors to assist us in formulating the development strategy. Our advisors have other jobs and commitments, and may be subject to non-disclosure obligations that may limit their availability to work with us.

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
44

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
51

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

As of December 31, 2014, we have filed multiple patent applications, including U.S. and E.U. patent applications, as well as rights under foreign patents and patent applications. . U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination and opposition proceedings may be costly and time-consuming, and we, or the third parties from whom we license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable products, methods, processes and other technologies is also uncertain.

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

WE MAY ISSUE PREFERRED STOCK WHICH MAY HAVE GREATER RIGHTS THAN OUR COMMON STOCK.

We are permitted in our Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock. We currently have 2,000,000 shares of Series A Preferred Shares, 1,000,000 shares of Series B Preferred Shares, 1,000,000 shares of Series C Preferred Shares, 1,000,000 shares of Series D Preferred Shares and 1,045,000 shares of Series E Preferred Shares issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

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

Item 3. Legal Proceedings.

The Company’s wholly-owned subsidiary, Genetic Immunity, has initiated a lawsuit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently, the agency refused to sign the grant and denied payment of funds. The company initiated a lawsuit to request that the court reinstate the contract that resulted in a grant award. On February 13, 2013, an appeals court ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original execution in 2009. As such Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in lawsuit costs. However, simultaneously, the judgment stated that the company is entitled to receive the original grant amount, interest payment and/or damages since the original grant contract is valid. On February 18, 2013, we filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on the appeals court’s ruling. We are currently seeking 4,800,000,000 HUF (approximately $17 million) for damages sustained. On November 18, 2013 we have entered into a six month suspension of said lawsuit, as agreed with the government, in hopes of negotiating an out of court settlement. As out of court settlement discussion were unsuccessful we resumed the law suite. Because of the continued change in the government agency responsible for our claim there has been no significant advancement in the case. The next court date is scheduled for April 2nd, 2015.

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

Quarter ended	High	Low
March 31, 2015	$0.06	$0.04

December 31, 2014	$0.10	$0.06
September 30, 2014	$0.10	$0.06
June 30, 2014	$0.10	$0.06
March 31, 2014	$0.10	$0.05

December 31, 2013	$0.12	$0.04
September 30, 2013	$0.10	$0.04
June 30, 2013	$0.16	$0.05
March 31, 2013	$0.33	$0.30

(b) Holders

As of March 31, 2015, there were approximately 98 holders of record of our common stock. The common stock figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

Our transfer agent is Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy, UT 84070.

Recent Sales of Unregistered Securities

On November 28, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 170,000 shares of its Series E Preferred Stock to five unaffiliated private investors for aggregate proceeds of $165,600.

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

Rule 10B-18 Transactions

During the years ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Since inception through December 31, 2014, we had a deficit accumulated during the development stage of $44,854,780 and net cash used in operations of $4,352,933. To date all of our funding has been provided through the sale of our common and preferred stock. We believe we can raise sufficient additional financing through the sale of our common stock to allow us to continue operations and execute our business plan to the end of 2015. The Company also anticipates receiving a minimum of $4 million and a maximum of $16 million from a lawsuit initiated against the National Development Agency in Hungary for breach of contract for a previously awarded grant. Should the need arise, we plan to raise additional funds, both from U.S. and international investors. We believe that through the acquisition of Genetic Immunity and the company’s lead product candidate DermaVir, we will be in a position to start generating revenue in 2016. We believe that our ownership of one of the world’s first, clinically proven, therapeutic HIV vaccine will prove attractive to both private and institutional investors, making fundraising a less strenuous process than before. We also believe that as Hungary’s only US public company that is actively engaged in Hungarian intellectual property acquisition (like Genetic Immunity and iGlue,) we are an even more attractive investment candidate.

If necessary, we will raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2015 as we move closer to commercializing DermaVir. By the end of 2015, we will seek conditional marketing approval for DermaVir in the United States.

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

In 2015 we anticipate spending approximately $3,000,000 - $5.000.000 on DermaVir’s regulatory approval, commercialization and general administrative expenses. We believe these funds will become available to us from proceeds obtained from our lawsuit against the Hungarian Development Agency as described above in Item 3.

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

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Year Ended December 31,
	2014	2013
Net sales	$-	-
Gross profit	$-	-
General and administrative expenses	$1,255,316	738,975
Loss from operations	$(31,087,049)	(1,164,332)
Interest Expenses and Exchange Gains	$(749,380)	(629,625)
Net loss	$(31,836,441)	(1,794,718)

Revenues

During the years ended December 31, 2014 and 2013, respectively, the Company had no revenue.

Research and development

For the year ended December 31, 2014, research and development expenses were $0 as compared to $41,812 for the year ended December 31, 2013.

General, selling and administrative expenses

For the year ended December 31, 2014, general, selling and administrative expenses were $1,255,316 as compared to $738,975 for the year ended December 31, 2013. The increase in general, selling and administrative expenses is attributable to higher consulting and administrative expenses.

Loss from Operations

Loss from operations for the year ended December 31, 2014, was $31,087,049, as compared to $1,164,332 for the year ended December 31, 2013. The primary increase in loss from operations is attributable to the impairment of intangibles. .

While the company continues to believe that the value of the patents associated with DermaVir will be recoverable through the eventual marketing and sale of DermaVir, we have determined that due to our continued limited success in raising the necessary amount of capital to bring DermaVir or any other product to market, our previous cash flow projections, as well as the discount rate used in our estimate of fair value, needed to be revised to reflect the uncertainty as to whether we will ultimately realize any cash flows from these patents. As a result, we recognized an impairment charge of $29,570,912 in 2014 related to our acquired patent intangibles.

 Net Loss

Net loss for year ended December 31, 2014, was $31,836,441 or loss per share of $0.69, as compared to $1,794,718 or loss per share of $0.04, for the comparable year ended December 31, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014, compared to December 31, 2013:

	December 31, 2014	December 31, 2013	Increase/Decrease
Current Assets	$101,397	$262,992	$(161,595)
Current Liabilities	$8,529,030	$8,240,680	$288,350
Working Capital (Deficit)	$(8,427,633)	$(7,977,688)	$(449,945)

At December 31, 2014, we had a working capital deficit of $8,427,633, as compared to a working capital deficit of $7,977,688, at December 31, 2013, an increase of $449,945. The increase in deficit is mainly attributed due to the increase in accrued interest.

Net cash used in operating activities for the year ended December 31, 2014 and 2013 was $(1,782,845) and $(175,521), respectively. The net loss for the years ended December 31, 2014 and 2013 was $31,836,441 and $1,794,718, respectively. The Company’s cash used in operations increased due to financing from accounts payable.

Net cash obtained through all financing activities for the years ended December 31, 2014 was $1,020,513, as compared to $500,326 for the year ended December 31, 2013. The company raised $843,549 through private placements of our preferred stock.

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

Going Concern

We have limited working capital and no revenues from sales of products, services, or licensing. During the fiscal year ended December 31, 2014, our operating expenses continued to be greater than our revenues. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that as of December 31, 2014, the Company’s internal control over financial reporting was not effective due to the existence of material weakness as described below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2014, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 15, 2013:

Name	Age	Position	Officer and/or Director Since

Viktor Rozsnyay	44	Chairman, Chief Executive Officer, President	April 2007

Ildiko Rozsa	38	Chief Financial Officer	October 2007

Peter Boros	38	Director	May 2013

Viktor Rozsnyay, age 44

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

Ildiko Rozsa, age 41

Ildiko Rozsa has served as the Chief Financial Officer of the Company since October 24, 2007. Mrs. Rozsa is a qualified statutory accountant, and completted her PhD studies at the Budapest Technical and Economic University in Business Science in 2013. Ms. Rozsa graduated at the College of Finance and Accountancy, later obtaining her mastered degree (MBA) at the Budapest University of Economics. Ms. Rozsa is a qualified member of ACCA. From 1995 through 1996 she was audit assistant at Price Waterhouse’s Budapest Audit Department. From 1997 through 2002 Ms. Rozsa was Finance and Accounting Director at Vivendi Telecom Hungary. From 2002 through 2004 Ms. Rozsa was Chief Financial Officer at Bacardi-Martini Hungary Kft In 2004 she founded and became Managing Director, RIBZ Consulting where she works for multinational clients on IFRS and US GAAP projects, on privatization engagements. Ildiko is an Assistant Professor at the Budapest Technical University, Economic Faculty.

Peter Boros, age 38

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were not timely.

Code of Ethics

We have not yet adopted a code of ethics because we wanted to complete our constitution of the Board prior to adopting such code of ethics to allow the entire Board to review and approve our code of ethics.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2014, 2012 and 2013.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Viktor Rozsnyay	2014	$8,400	$0	$0	$0	$0	$0	$8,400
Chief Executive Officer & President	2013	$8,400	$0	$0	$0	$0	$0	$8,400
	2012	$8,400	$0	$0	$0	$0	$0	$8,400

Ildiko Rozsa	2014	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2013	0	0	0	0	0	0	$0
	2012	0	0	15,000	0	0	0	$15,000

Outstanding Equity Awards at December 31, 2014

As of December 31, 2014, there were no outstanding equity awards.

Director Compensation

During the year, ended December 31, 2014, the Company did not pay any cash fees or expenses to our directors for serving on the Board.

Employment Agreements

We currently do not have any employee agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2015, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership of Common Stock (1)

Directors and Named Executive Officers
Viktor Rozsnyay(3)	Chief Executive Officer, President, Chairman	1,874,300	4	%(2)

Ildiko Rozsa (4)	Chief Financial Officer	570,000	1.22%

Peter Boros (5)	Director	1,159,907	2.5%

Officers and Directors as a Group (3 persons)	-	2,444,300	8.4%

* less than 1%

(1)	Based on 46,500,896 shares of common stock outstanding as of March 31, 2015.

(2)	This percentage does not include shares of Preferred Stock.

(3)	Mr. Rozsnyay owns 1,000,000 shares of our Series A Preferred Stock and 1,874,300 shares of our common stock. His mailing address is 2049 Diosd, Ligetszepe ut 54, Hungary.

(4)	Ms. Rozsa owns 570,000 shares of our common stock. Ms. Rozsa’s mailing address is 1066 Budapest, Terez Krt. 22, Hungary.

(5)	Peter Boros owns 1,000,000 shares of our Series A Preferred stock, 1,000,000 shares of our Series D Preferred stock and 1,159,907 shares of our common stock. Mr. Boros’s address is Gyor, Ybl seteny 23, Hungary.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During the year ended December 31, 2014, there were no related transactions required to be reported under Item 404 of Regulation S-K.

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

As of December 31, 2014, the Board determined that none of our directors are independent under these standards.

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

	2014	2013

Audit Fees	$71,360	$34,227
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$71,360	$34,227

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

23.1	Consent of BDO Hungary, Ltd.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

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

POWER OF THE DREAM VENTURES, INC.

Date: March 31, 2015	By:	/s/ Viktor Rozsnyay
Name: Viktor Rozsnyay
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	By:	/s/ Ildiko Rozsa
Name: Ildiko Rozsa
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Viktor Rozsnyay	Chief Executive Officer, President and Chairman	March 31, 2015
Viktor Rozsnyay

/s/ Ildiko Rozsa	Chief Financial Officer	March 31, 2015
Ildiko Rozsa

/s/ Peter Boros	Director	March 31, 2015
Peter Boros

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2014	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2014	F-4 to F-10
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-11
Notes to Consolidated Financial Statements	F-12 to F-40

Report of Independent Public Accounting Firm

Board of Directors and Stockholders
Power of the Dream Ventures, Inc. (formerly Tia V)
(a development stage company)
Budapest, Hungary

We have audited the accompanying balance sheets of Power of the Dream Ventures, Inc. (formerly Tia V), a development stage company, as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power of the Dream Ventures, Inc. (formerly Tia V) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (April 26, 2006) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2015

BDO Hungary Audit Ltd.

1103 Budapest, Kőér utca 2/A

Registration number: 002387

Zsuzsanna Jasper	Ferenc Baumgartner
Managing Director	Certified Auditor Chamber registration No.: 002955
F-1

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Amounts in USD

	Notes	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash		$1,524	$22,922
Other receivables	3	81,048	217,419
Inventories		18,825	22,651
Total Current Assets		101,397	262,992

Intangibles	5	315,327	30,055,381
Fixed assets, net	5	92,043	189,194
Total Assets		508,767	30,507,567

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	9	$4,465,149	$4,083,294
Grants received	10	1,170,492	1,432,042
Capital leases payable, current portion	7	50,622	55,784
Short term loans from related parties		144,045	86,899
Liability from warrants	8	63,638	87,502
Note payable	6	330,964	154,000
Short term loans	11	2,304,120	2,341,159
Total Current Liabilities		8,529,030	8,240,680

Long term liabilities
Capital leases payable, less current portion	7	—	35,692
Total Long Term Liabilities		—	35,692

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,920,000 and 4,900,000 issued and outstanding	8	5,920	4,900
Common stock, $.001 par value; 100,000,000 shares authorized, 46,700,896 and 46,500,896 shares issued and outstanding	8	46,701	46,501
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		36,246,114 (44,854,780) 535,782	35,403,285 (13,018,339) (205,152)
Unearned Compensation		—	—
Total Stockholders’ Equity		(8,020,263)	22,231,195

Total liabilities and stockholders’ equity		508,767	30,507,567

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Amounts in USD

	Notes	For the year ended December 31, 2014	For the year ended December 31, 2013	For the Period from April 26, 2006 (date of inception) to December 31, 2014

Net Sales		$ -	$ -	$ 5,833
Cost of Sales		-	-	(3,711)

Gross margin		-	-	2,122
Material expenses		29,548	34,073	175,522
General administration	12	1,255,316	738,975	10,150,548
Research and development	4	-	41,812	866,619
Personnel expenses		89,489	271,114	1,055,093
Depreciation and amortization	5	94,810	145,219	802,091
Grants received	10	-	(150,196)	(276,979)
Impairment of intangibles	5	29,570,912	-	29,570,912
Other expenses, net	13	46,974	83,335	760,932
Operating expenses		31,087,049	1,164,332	43,104,738
Loss from operations		(31,087,049)	(1,164,332)	(43,102,616)
Interest income and exchange gains		(749,380)	(629,625)	(1,547,736)
Loss before income taxes		(31,836,429)	(1,793,957)	(44,650,352)
Income taxes		(12)	(761)	(3,964)
Net loss		(31,836,441)	(1,794,718)	$ (44,654,316)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.69) $(0.69) 46,500,896 46,500,896	$(0.04) $(0.04) 44,909,013 44,909,013
F-3

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

9

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/(loss)
Balance at December 31, 2013	4,900,000	46,500,896	$51,401	$(13,018,339)	35,403,285	$(205,152)	$22,231,195	$(1,954,371)

Private placement	1,020,000		1,020		842,529		843,549
Currency Translation Adjustment						740,934	740,934	740,934
Conversion of debt		200,000	200		300		500
Net loss for the period				(31,836,441)			(31,836,441)	(31,836,441)
Balance at December 31, 2014	5,920,000	46,700,896	$52,621	$(44,854,780)	36,246,114	$535,782	$(8,020,263)	$(31,095,507)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the year ended December 31, 2014	For the year ended December 31, 2013	Cumulative from April 26, 2006 (date of inception) to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,836,441)	$(1,794,718)	$(44,654,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	-	256,824	6,308,238
Recapitalization under reverse merger	-	-	(250,763)
Impairment of intangibles	29,570,912		29,570,912
Issue of shares for services	-	19,900	229,900
Issue of shares for research and development	-	-	34,000
Liability from warrant	(21,557)	87,502	63,638
Reversal of grant accrual	-	(114,732)	(245,306)
Depreciation and amortization	94,810	145,219	802,091
	(2,192,276)	(1,400,005)	(8,141,606)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	140,197	114,599	(99,873)
(Decrease) Increase in accounts payable and accrued liabilities	269,234	927,633	3,888,546

Net cash used in operating activities	(1,782,845)	(357,773)	(4,352,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(206,216)	(702,413)
Net cash used in investing activities	-	(206,216)	(702,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	(4,985)	86,899
Exercise of warrant	-	-	1,616
Proceeds from sale of preferred stock	843,549		1,451,202
Proceeds from sale of common stock	-	687,563	2,650,407
Proceeds from issuance of notes	176,964	-	330,964
Net cash from financing activities	1,020,513	682,578	4,521,088

Effect of exchange rate changes on cash	740,934	(159,653)	535,782

Net (decrease) increase in cash	(21,398)	(41,064)	1,524
Cash at beginning of period	22,922	63,986	-
Cash at end of period	$1,524	$22,922	$1,524

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$-	$201,770	$4,256,158
Issuance of shares for liabilities assumed under reverse merger	-	-	$250,513
Issuance of stock based compensation shares	-	-	$2,590,000
Purchase of fixed assets through the assumption of capital lease obligations	-	406,558	$406,558

Cash paid for:
Interest	-	-	40,980
Taxes	-	-	-

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

In December 2014, the Company prepared an impairment test to test the recoverability of intangibles. As a result of the impairment test, the Company accounted for an impairment expense of $29,570,912.

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

From inception through December 31, 2014, the Company primarily focused on the raising of capital. As of December 31, 2014, the Company originally managed seven technologies: RiverPower, the Buresch Inventions (Desalination and H2O gas technology,) the Kalmar inventions (FireSAFE fire-proofing liquid; technology for utilizing communal waste as a concrete additive; technology for repairing potholes with the use of recycled plastics; technology for neutralizing red mud; biodegradable deicing solution and PVC shielded electric cable recycling technology), and an equity interest in ‘iGlue, Inc (Ticker: IGLU)’, a company formed to develop next generation semantic internet based search engine and content organizer applications. As of December 31, 2014 the Company has discontinued efforts to develop the Buresch inventions, the Kalmar inventions, RiverPower and the Toth Telescope. (see Note 4). As of December 31, 2014, the Company has only realized limited revenues from the now discontinued TothTelescope project and has not realized any revenues from the other, now discontinued inventions. As a result, the accompanying consolidated financial statements have been presented on a development stage basis.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended December 31, 2014 and for the period from April 26, 2006 (date of inception) to December 31, 2014.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2015. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has minimal revenue to date. There is no assurance that the Company can successfully commercialize any of its technologies and products and realize any revenues therefore. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. There is no assurance that the Company can continue to identify and acquire new technologies.

Since inception through December 31, 2014, the Company had an accumulated deficit of $44,854,780 and net cash used in operations of $4,352,933. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

During 2014 and 2013 the Company raised a total of $843,549 and $607,653, respectively through private placements of common and preferred stock. These funds were used to finance operations, to reduce Genetic Immunity debt, and to finance Genetic Immunity’s regulatory process towards a marketing approval application. Additional funds used for these tasks, in the amount of $337,657 were previously provided in the prior years by the director, Peter Boros, who elected in November of 2013 to convert said loan into 1,000,000 shares of our Series D Preferred Stock.

On December 31, 2014 the Company entered into a Promissory Note with a private person provided $22,964, in loans to the Company. The note bears interest at 10%, is due in one year.

On July 28, 2014, on August 4, 2014, and on 14 August, 2014 the Company entered into three Promissory Notes with a private person provided $24,000, $55,000 and $75,000, respectively, in loans to the Company. The note bears interest at 10%, is due in one year.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Management believes the Company has adequate capital to keep the Company functioning through December 31, 2015. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2014, the Company had no warranty obligations in connection with products sold.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

 Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive gain, at December 31, 2014 is $535,782.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2014 and 2013, respectively. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2014 and 2013, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. At December 31, 2014 all warrants were excluded from the diluted EPS calculation according to management estimate because they are anti-dilutive.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Recent Accounting Pronouncements:

On June 13, 2014, the FASB issued ASU 2014-101( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities. In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties. ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for the early adoption. The adoption of the standard will not have a material impact on our financial position or results of operations.

In August 2014, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (“ASU”) 2014- 15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 3 - OTHER RECEIVABLES

	December 31, 2014	December 31, 2013

Taxes reclaimable	$39,570	$10,940
Advances given	40,840	178,075
Other	638	28,404
Total	$81,048	$217,419

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress. The Company accounted for impairment on advances given in the amount of $61,392 and $92,721 during 2014 and 2013, respectively.

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 5 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at December 31, 2014 and 2013:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2012	30,115,115	599,765	319,833	919,598
Corrections	480,491	376,769		376,769
Additions	11,329	1,471	-	1,471
Disposals	-	(324,837)	-	(324,837)
Change in FX rates	5,251	24,266	7,948	32,214
at December 31, 2013	30,612,186	677,434	327,781	1,005,215
Additions	-	-	-	-
Impairments	(29,570,912)	-	-	-
Change in FX rates	(154,878)	(133,832)	(55,378)	(189,210)

at December 31, 2014	886,396	543,602	272,403	816,005

Accumulated depreciation and amortization
at December 31, 2012	22,274	172,722	243,707	416,429
Corrections	480,491	376,770		376,770
Additions	50,914	79,744	18,489	98,233
Disposals	-	(95,121)	-	(95,121)
Change in FX rates	3,126	13,654	6,056	19,710

at December 31, 2013	556,805	547,769	268,252	816,021
Additions	49,004	45,806	-	45,806
Disposals	-	-	-	-
Change in FX rates	(34,740)	(92,544)	(45,321)	(137,865)

at December 31, 2014	571,069	501,031	222,931	723,962

Net book values at
December 31, 2012	30,092,841	427,043	76,126	503,169
December 31, 2013	30,055,381	129,665	59,529	189,194
December 31, 2014	315,327	42,571	49,472	92,043

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 5 - INTANGIBLES AND FIXED ASSETS

The net book value of fixed assets under capital lease amount to $49,472 and $59,529 at December 31, 2014 and at December 31, 2013, respectively.

While the company continues to believe that the value of the patents associated with DermaVir will be recoverable through the eventual marketing and sale of DermaVir, it was determined that due to the continued limited success in raise the necessary amount of capital to bring DermaVir or any other product to market, the Company’s previous cash flow projections, as well as the discount rate used in the estimate of fair value, needed to be revised to reflect the uncertainty as to whether the Company will ultimately realize any cash flows from these patents. As a result, the Company recognized an impairment charge of $29,570,912 in 2014 related to our acquired patent intangibles.

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

In November, 2008 the Company settled $35,000 from the outstanding liability, and in May of 2009 the Company settled another $20,000 from the liability. The note payable bears interest at the prime rate (3.25% at December 31, 2014). Interest expense in connection with such note amounted to $55,829 and $52,417 for the year ended at December 31, 2014 and at December 31, 2013, respectively, and was accrued and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Other loans

On December 31, 2014 the Company entered into a Promissory Note with a private person provided $22,964, in loans to the Company. The note bears interest at 10%, is due in one year.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

Private placements

On November 28, 2014, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 170,000 shares of its Series E Preferred Stock to five unaffiliated private investors for aggregate proceeds of $165,600.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,970,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date in the total amount of $457,888 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $316,098 for the period ended December 31, 2014, respectively and $316,098 for the period from April 26, 2006 (date of inception) to December 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

The consulting agreements are entered for a 12 months period. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,027,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($0.5 per share) in the total amount of $513,500 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $312,972 and $200,528 for the periods ended December 31, 2014 and 2013, respectively and $513,500 for the period from April 26, 2006 (date of inception) to December 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

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

In June 2007, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 2,250,000 shares of its common stocks at $0.34 per share for a total subscription receivable of $765,000. The Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement. There are no stipulated damages outlined in the Registration Rights Agreement for failure to file within the agreed upon time frame. Under such agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages under this agreement. In June 2007, the Company entered into five consulting agreements with five consultants for 12 to 24 month periods. According to the agreements the consultants will provide general business consulting services. As consideration for such services, the Company issued an aggregate of 1,375,000 shares of the Company’s common stock. These share issuances were recorded at $0.34 per share in the total amount of $467,501 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2014 and 2013, respectively and $467,501 for the period from April 26, 2006 (date of inception) to December 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

On September 10, 2012 YA Global notified the company that according to the terms of the Warrant Agreement there should have been a proportional reduction in the Warrant’s exercise price to the price of a private placement that was completed at a lower price than the $0.29 exercise price. YA Global and the company have agreed to modify the Warrant exercise price from the original $0.29 cents to $0.10 cents.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

The fair value of the liability using Black-Scholes valuation at December 31, 2014 is $63,638, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

December 31, 2014	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 63,638		63,638

December 31, 2013	Book value	Fair value

Financial liabilities
Liabilities measured at fair value 87,502		87,502

Fair value of warrant per share	December 31, 2014	December 31, 2013

Per share	$0.016	$0.022

The inputs used in fair value estimation are:

current share price at December 31, 2014: $0.0621

exercise price $0.1

expected time to expiry (years): 3.75

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

Reconciliation of warrant valuation:

Balance at December 31, 2013: $87,402

Decrease in fair value of share (23,764)

Balance at December 31, 2014: $63,638

On May 17, 2008 the Company entered into an agreement with Wakabayashi Fund LLC in order to arrange financing for working capital as an intermediary. Wakabayashi Fund LLC provided capital funding services including serving as an investment banking liaison and acted as capital consultant for a six month period. The Company issued 111,111 shares of restricted common stock upfront at $1.35 per share, the market price of the stock on the commitment date of the agreement. Additionally, the Company agreed to pay for the capital funding services 7% success fee. These share issuances were recorded at $1.35 per share in the total amount of $150,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2014 and $150,000 for the period from April 26, 2006 (date of inception) to December 31, 2014, in accordance with ASC 505-50. As of November 17, 2008 this agreement has been terminated without any funds raised.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (Continued)

On April 18, 2008 the Company entered an agreement with RedChip Companies Inc. and Partner Media4Equity Inc. for an investor relationship program for a period of 12 months. The Company secured and delivered 306,570 restricted common shares with a market price of $0.70 for a 12 months period in connection with RedChip investor relationship services. The compensation for Media4Equity services was the delivery of 1,500,000 restricted common shares. These share issuances were recorded at $0.75 per share, the market price of the stock on the commitment date of the agreement, for a total amount of $1,125,000 in accordance with measurement date principles prescribed under ASC 505-50. The Company is amortizing the fair value of the shares in general and administration expenses over the term of the agreement to stock-based compensation expense, which amounted to $0 for the periods ended December 31, 2014 and December 31, 2013, respectively and $1,339,599 for the period from April 26, 2006 (date of inception) to December 31, 2014, in accordance with ASC 505-50.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

As consideration for the above services for the employment of the above 7 persons, the Company issued an aggregate of 1,036,000 shares of the Company’s common stock. These share issuances were recorded at $2.5 per share in the total amount of $2,590,000 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2014 and $2,590,000 for the period from April 26, 2006 (date of inception) to December 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

At December 31, 2014 there are no non-vested restricted stock awards.

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2014 and 2013 were $0. The total fair value of shares vested during the year ended December 31, 2014 and 2013 was $0.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	December 31, 2014	December 31, 2013

Accounts payable and accrued expenses	$1,672,947	$1,868,534
Interest accruals	2,792,202	2,214,760
Total	$4,465,149	$4,083,294

In 2007, Genetic Immunity conducted a US$2.0 million convertible debenture bridge in anticipation of a reverse merger which was not consummated due to then current economic and market conditions. The debenture was due August 2009. The US$1.1 million in face value of debentures is in receivership with the Small Business Investment Company (“SBIC”) The remaining US$900,000 of face value of the debenture is held by individuals.

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

DERMAVI_ is successfully closed in 2009. DVCLIN01 supported the Phase II clinical development of DermaVir. This grant was closed at the end of 2013.. FIBERSC2 supports the investigation of DermaVir mechanism of action with novel fiber integrated microscopy. Originally scheduled for completion in February of 2014, this grant has been extended to August of 2014. WINGS supports the development of West Nile Virus vaccine with DermaVir technology. The grant ended in February of 2014, the Company has filed the required closing documents, this grant has been closed, the related liability is released at the official close at year end.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 11 - SHORT TERM LOANS

	December 31, 2014	December 31, 2013

Bridge Loan	$2,000,000	$2,000,000
Bridge loan payable provision	—	—
RIGHT loan	274,120	311,159
Bryan Sanders loan	30,000	30,000
Total	2,304,120	2,341,159

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

 NOTE 11 - SHORT TERM LOANS (Continued)

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

As of the printing of this document, the US$1.1 million in face value of debentures was in receivership with the U.S. SBA. The remaining US$900,000.00 of face value of the debenture is held by individuals.

NOTE 12 - GENERAL AND ADMINISTRATION

General and administration expenses consisted of the followings at December 31, 2014 and at December 31, 2013:

	December 31, 2014	December 31, 2013

Stock based compensation	-	-
Stock based Consultant services	-	201,899
Other	1,255,316	537,076
Total	1,255,316	738,975

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 13 - OTHER EXPENSES

Other expenses include income from the revaluation of liability for warrants for Bluestar Consulting in the amount of $23,864.

NOTE 14 - SUBSEQUENT EVENTS

On March 11, 2015, we issued a total of 1,000,000 shares of our restricted our common stock to one unaffiliated entity, Berlini Kft in liu of payment of Geentic Immunity’s laboratory facilities.

Also on March 11, 2015, we issued a total of 200,000 shares of our restricted our common stock to the Company’s Transfer Agent, Fidelity Transfer Company, for services rendered.

