Form 10-Q
period 2015-03-31
Power of The Dream Ventures Inc
filed 2015-05-15
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of May 14, 2015, there were 46,500,896 shares outstanding of the registrant’s common stock.

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED MARCH 31, 2015 AND DECEMBER 31, 2014

Amounts in USD

		March 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash		$2,454	$1,524
Other receivables	3	75,454	81,048
Inventories		17,511	18,825
Total Current Assets		95,419	101,397

Intangibles	4	303,067	315,327
Fixed assets, net	4	77,923	92,043
Total Assets		476,409	508,767

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	7	$4,579,557	$4,465,149
Grants received	8	1,088,815	1,170,492
Capital leases payable, current portion		45,591	50,622
Short term loans from related parties		169,213	144,045
Liability from warrants	6	23,864	63,638
Note payable	5	330,964	330,964
Short term loans	9	2,314,389	2,304,120
Total Current Liabilities		8,552,393	8,529,030

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,920,000 and 5,920,000 issued	6
of which Series “A”		2,000	2,000
of which Series “B”		1,000	1,000
of which Series “C”		1,000	1,000
of which Series “D”		1,000	1,000
of which Series “E”		920	920
Common stock, $.001 par value; 100,000,000 shares authorized, 47,900,896 and 46,700,896 shares issued and outstanding	6	47,901	46,701
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		36,285,514 (45,070,515) 655,196	36,246,114 (44,854,780) 535,782
Total Stockholders’ Equity		(8,075,984)	(8,020,263)

Total liabilities and stockholders’ equity		$476,409	$508,767

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2015 AND 2014

Amounts in USD

	Notes	Three Months ended March 31, 2015	Three Months ended March 31, 2014

Net Sales		$—	$—
Cost of Sales		—	—

Gross margin		—	—
Material expenses		4,230	5,881
General administration		126,592	197,110
Personnel expenses		15,184	19,806
Depreciation and amortization	4	16,158	26,885
Grants received	8	(25,197)	26,499
Impairment of intangibles		—	—
Other expenses, net	10	(5,698)	147,001
Operating expenses		131,269	423,182
Profit (Loss) from operations		(131,269)	(423,182)
Interest expense and exchange differences		(84,466)	(87,533)
Profit (Loss) before income taxes		(215,735)	(510,715)
Income taxes		—	—
Net profit (loss)		(215,735)	(510,715)

Other comprehensive income		119,414	74,029
Total comprehensive income		(96,321)	(436,686)
Basic loss per share		$(0.00)	$(0.02)
Diluted loss per share		$(0.00)	$(0.02)
Weighted average number of shares outstanding – Basic		46,980,896	45,500,896
Weighted average number of shares outstanding – Diluted		46,980,896	45,500,896

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total
Balance at December 31, 2014	5,920,000	46,700,896	$52,621	$(44,854,780)	$36,246,114	$535,782	$(8,020,263)

Debt conversion		200,000	200		800		1,000
Issue for services		1,000,000	1,000		38,600		39,600
Currency Translation Adjustment						119,414	119,414
Net loss for the period				(215,735)			(215,735)
Balance at March 31, 2015	5,920,000	5,870,896	$53,821	$(45,070,515)	$36,285,514	$655,196	$(8,075,984)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended March 31, 2015	For the period ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(215,735)	$(510,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	—	—
Recapitalization under reverse merger	—	—
Impairment of intangibles		—
Issue of shares for services	39,600	—
Issue of shares for research and development	—	—
Change in value of liability from warrant	(39,774)	59,661
Reversal of grant accrual	—	—
Loss on sale of fixed assets	—	—
Depreciation and amortization	16,158	26,885
	(199,751)	(424,169)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	6,908	29,738
(Decrease) Increase in accounts payable and accrued liabilities	46,404	126,281
Net cash used in operating activities	(167,675)	(268,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	—	—
Purchase of fixed assets	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	—	—
Exercise of warrant	—	—
Proceeds from sale of preferred stock	—	200,000
Proceeds from sale of common stock	—	—
Proceeds from related party loans	25,168	2,417
Proceeds from issuance of notes	—	—
Net cash from financing activities	25,168	202,417
Effect of exchange rate changes on cash	119,414	74,029
Net (decrease) increase in cash	930	8,296
Cash at beginning of period	1,524	22,922
Cash at end of period	$2,454	$14,626
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$39,600	$—
Issuance of shares for liabilities assumed under reverse merger	—	—
Issuance of stock based compensation shares	—	—
Purchase of fixed assets through the assumption of capital lease obligations	—	—
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 31, 2015 AND MARCH 31, 2014

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended March 31, 2015.

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

As of March 31, 2015, the Company had an accumulated deficit of $45,070,515 and negative working capital of $(8,456,974). These circimstances raise substantial doubt about the ability of the company to continue as a going concern.

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

While the company has had limited success in raising funds to continue operating, it has significant debt and other liabilitiess due with in the next 12 months with no resources available and no specific plans in place to satisfy these liabilities. If the note holders and vendors demand payment when these liabilities come due, we will be unable to meet their demands and will likely be forced to liquidate.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2015, the Company had no warranty obligations in connection with products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2015 is $655,196.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2015 and 2014, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. For the periods ended March 31, 2015 and 2014, all potential shares of common stock were excluded from diluted EPS as their effect would be anti-dilutive.

The Company currently has the following convertible securities issued and outstanding:

-	1,000,000 Shares of our Series B Preferred Stock used for the Genetic Immunity acquisition, convertible into 40 shares of common stock per each Series B preferred, or a total of 40,000,000 common shares on a fully converted basis, beginning on January 1, 2014.

-	1,000,000 Shares of our Series C Preferred Stock convertible into 20 shares of common stock per each Series C preferred, or a total of 20,000,000 common stock on a fully converted basis.

-	1,000,000 Shares of our Series D Preferred Stock convertible into 2 shares of common stock per each Series D preferred, or a total of 2,000,000 common stock on a fully converted basis.

-	1,045,000 Shares of our Series E Preferred Stock convertible into 10 shares of common stock per each Series E preferred, or a total of 10,450,000 common stock on a fully converted basis.

-	And we have one Warrant outstanding, convertible into 3,977,386 Shares of our common stock on a fully converted basis.

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

Recent Accounting Pronouncements:

On June 13, 2014, the FASB issued ASU 2014-10 ( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities. In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties. ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for the early adoption. The Company adopted this standard on January 1 and has removed all references and disclosures related to its development stage.

In August 2014, the Financial Accounting Standards Board (‘‘FASB”) issued Accounting Standards Update (“ASU”) 2014- 15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - OTHER RECEIVABLES

	March 31, 2015	December 31, 2014

Taxes reclaimable	$9,470	$39,570
Advances given	65,984	40,840
Other	—	638
Total	$75,454	$81,048

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress. The Company accounted for impairment on advances given in the amount of $61,392 and $92,721 during 2014 and 2013, respectively.

Also, advances given presents advances on rental of offices amounting to $ 27,993 (presented among tax reclaimable in prior preior amounting to $30,093).

NOTE 4 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at March 31, 2015 and December 31, 2014:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2013	30,612,186	677,434	327,781	1,005,215
Additions	—	—	—	—
Impairments	(29,570,912)	—	—	—
Change in FX rates	(154,878)	(133,832)	(55,378)	(189,210)

at December 31, 2014	886,396	543,602	272,403	816,005
Additions
Disposals
Change in FX rates	(61,853)	(37,933)	(19,008)	(56,941)

at March 31, 2015	824,543	505,669	253,395	759,064

Accumulated depreciation and amortization
at December 31, 2013	556,805	547,769	268,252	816,021
Additions	49,004	45,806	—	45,806
Disposals	—	—	—	—
Change in FX rates	(34,740)	(92,544)	(45,321)	(137,865)

at December 31, 2014	571,069	501,031	222,931	723,962
Additions	8,352	7,806	—	7,806
Disposals
Change in FX rates	(57,945)	(35,071)	(15,556)	(50,627)

at March 31, 2015	521,476	473,766	207,375	681,141

Net book values at
December 31, 2013	30,055,381	129,665	59,529	189,194
December 31, 2014	315,327	42,571	49,472	92,043
March 31, 2015	303,067	31,903	46,020	77,923

The net book value of fixed assets under capital lease amount to $46,020 and $49,472 at March 31, 2015 and at December 31, 2014, respectively.

The Patent intangible was acquired with the acquisition of Genetic Immunity in October, 2012. The patents are associated with Dermavir, the company’s drug candidate for a therapeutic HIV viaccine.

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

NOTE 5 - NOTE PAYABLE

Mary Passalaqua

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua originally with one year maturity at April 5, 2008. The note has been expanded by one year to April 5, 2009 with the same conditions. As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. The note has been partially satisfied through a combination of cash and stock and the balance as of March 31, 2015 is $105,000 plus accrued interest. The note was due on December, 2012.

Infinite Funding

On July 19, 2011 the Company entered into a Promissory Note with Infinite Funding, Inc whereby Infinite Funding provided $49,000 dollars in loans to the Company. The Note bears interest at 12% per annum. The loan was due on December 2012.

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

All notes are due within one year and have been classified within current liabilities on our balance sheet. While none of the noteholders have demanded payment as of March 31, 2015, such a demand could not currently be met by the company and could force the company to liquidate.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Consulting agreements

On March 10, 2015, we issued a total of 1,000,000 shares of restricted our common stock to one unaffiliated entity, Berlini Kft in liu of payment of Geentic Immunity’s laboratory facilities.

Also on March 10, 2015, we issued a total of 200,000 shares of restricted our common stock to the Company’s Transfer Agent, Fidelity Transfer Company, for services rendered.

In connection with a stand-by equity agreement entered into in 2008, the company issued warrants that were later sold by the original warrantholder to Bulestar Consulting.

Bluestar Consulting now has the right to acquire, on or before October 8, 2013, 3,977,386 shares of common stock at a per share exercise price of $0.10. The terms of the warrants are such that the exercise price was lowered due to a subsequent round of financing, from $0.29 per share to the price the subsequent investors paid, $0.10 per share. This down round protection feature causes the warrant to fail the criteria in ASC 815-40-15-7 (EITF 07-5) which would permit them to be classified as equity.  Consequently, the warrants are recorded at fair value and classified as liabilities and marked to fair value each period. The warrant is extended to October 8, 2018.

The fair value of the liability using Black-Scholes valuation at March 31, 2015 is $23,864, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

March 31, 2015	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	23,864	23,864

December 31, 2014	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	63,638	63,638

Fair value of warrant per share	March 31, 2015	December 31, 2014

Per share	$0.006	$0.016

The inputs used in fair value estimation are:

current share price at March 31, 2015:	$0.04
exercise price	$0.10
expected time to expiry (years):	3.5
risk free rate	3.25 (FED prime rate)
expected dividend yield:	0
volatility:	50%

The change in the amount of warrant liability is accounted as other expense.

Reconciliation of warrant valuation:
Balance at December 31, 2014:	$63,638
Decrease in fair value of share	$(39,774)
Balance at March 31, 2015:	$23,864

NOTE 7 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	March 31, 2015	December 31, 2014

Accounts payable and accrued expenses	$1,670,885	$1,672,947
Interest accruals	2,908,672	2,792,202
Total	$4,579,557	$4,465,149

In 2007, Genetic Immunity conducted a US$2.0 million convertible debenture bridge in anticipation of a reverse merger which was not consummated due to then current economic and market conditions. The debenture was due August 2009. The US$1.1 million in face value of debentures was purchased by a fund operating under the Small Business Investment Company (“SBIC”) which has since been put into receivership with the U.S. Small Business Administration (the “SBA”). The SBA is expected to execute a forbearance agreement. The remaining US$900,000 of face value of the debenture is held by individuals who are considering whether to sign the forbearance agreement. Mr Viktor Rozsnyay the Company’s Chairman of the Board of Directors, is in dialogue with them. The debenture holders have liens on certain intellectual property of the Company. Because there is significant know how associated with the intellectual property, the involvement of the Company's management team and scientific team is necessary to commercialize the intellectual property. As of the printing of this document, the Company received written consent from the SBA to proceed with the forbearance agreement and is awaiting similar approval from the aforementioned individuals. If said individuals elect to not accept the terms of the forbearance agreement as approved by the Company and the SBA, thus keeping the Company in default on its obligations, there is the potential for litigation by the holders of the debentures.

In 2013, the Company accounted for the late payment interest for the Bridge loan (18%) which increased the accrued interest liability significantly, along with the interest expenses.

NOTE 8 - GRANTS RECEIVED

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

NOTE 9 - SHORT TERM LOANS

	March 31, 2015	December 31, 2014

Bridge Loan	$2,000,000	$2,000,000
RIGHT loan	253,925	274,120
Loans from private persons	30,464	—
Bryan Sanders loan	30,000	30,000
Total	2,314,389	2,304,120

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

NOTE 10 - OTHER EXPENSES

Other expenses include the revaluation of liability for warrants for Bluestar Consulting in the amount of $39,774.

NOTE 11 - SUBSEQUENT EVENTS

On May 4th, pursuant to a private placement to an unaffiliated private investor, we sold a total of 50,000 shares of our Series E Preferred stock for total consideration of $40,000.

NOTE 12 - CONTINGENCIES

The Company’s wholly-owned subsidiary, Genetic Immunity, has initiated a lawsuit against the National Development Agency of Hungary. In 2009, Genetic Immunity successfully applied for and won an 800 million Hungarian forint (approximately $4,000,000) research grant to conduct dust mite allergy vaccine research. Subsequently, the agency refused to sign the grant and denied payment of funds. The company initiated a lawsuit to request that the court reinstate the contract that resulted in a grant award. On February 13, 2013, an appeals court ruled that the court could not reinstate the contract between Genetic Immunity and the National Development Agency as the contract has been validly in existence since its original execution in 2009. As such Genetic Immunity was ordered to pay 52,500,000 HUF (approximately $250,000) in lawsuit costs. However, simultaneously, the judgment stated that the company is entitled to receive the original grant amount, interest payment and/or damages since the original grant contract is valid. On February 18, 2013, the Company filed a new petition to have the courts establish the damages and awards that Genetic Immunity can receive based on the appeals court’s ruling. The Company is currently seeking 4,800,000,000 HUF (approximately $20 million) for damages sustained. On November 18, 2013, the Company has entered into a six month suspension of said lawsuit, as agreed with the government, in hopes of negotiating an out of court settlement. After the lapse of our six month suspension we once again resumed the trial. As ofMay 14, 2015 we are awaiting the next trial date to be set, anticipated to be in September of 2015, following the judiciary recess. We hope that at this new court event a final resolution will be agreed on and this case will be settled by the end of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Power of the Dream Ventures, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

We are one of Hungary’s technology holding companies. We identify, invest in and acquire technologies originating in Hungary we deem to be internationally marketable. We currently hold equity interest in iGlue, Inc. a U.S. public company. Through our wholly owned subsidiary, Genetic Immunity, a biotechnology company we acquired in October of 2012, we now focus on the commercialization tasks related to Genetic Immunity’s lead product candidate DermaVir, a therapeutic HIV vaccine.

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

If necessary, we intend to raise additional capital in a manner that is the least dilutive to our shareholders yet at the same time serves our development, commercialization and operating needs. We anticipate one round of fundraising in 2015 as we move closer to commercializing DermaVir. By the end of 2015, we plan to seek conditional marketing approval for DermaVir in the European Union. At the same time we are currently working on submitting all required documentation to the US Food and Drug Administration to receive guidance on US approval.

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

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014:

	For the Three Months Ended March 31		Increase/
	2015	2014	Decrease
Net sales	$—	—	—
Gross profit	$—	—	—
General and administrative expenses	$126,592	197,110	(70,518)
Profit (Loss) from operations	$(131,269)	(423,182)	291,913
Interest Expenses and Exchange Gains	$(84,466)	(87,533)	3,067
Net profit (loss)	$(215,735)	(510,715)	294,980

Revenue

For the three months ended March 31, 2015 and 2014, the Company had no revenues.

General, selling and administrative expenses

For the three months ended March 31, 2015, general, selling and administrative expenses were $126,592 as compared to $197,110 for the three months ended March 31, 2015. The decrease in general, selling and administrative expenses is attributable reduced spending attributed to Dermavir regulatory activites.

Personal expenses

For the three months ended March 31, 2015, personal expenses were $15,184 as compared to $19,806 for the three months ended March 31, 2014. The decrease in personal expenses is due to the decrease in headcount of Genetic Immunity.

Loss from Operations

Loss from operations for the three months ended March 31, 2015 and 2014 was $131,269 and $423,182, respectively. The primary decrease in loss from operations is attributable to the decrease of general administration expenses..

Net Profit (Loss)

The net loss for the three months ended March 31, 2015 and 2014 was $215,735 and $510,715, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015, compared to December 31, 2014:

	March 31, 2015	December 31, 2014	Increase/Decrease
Current Assets	$95,419	$101,397	$(5,978)
Current Liabilities	$8,552,393	$8,529,030	$23,363
Working Capital (Deficit)	$(8,456,974)	$(8,427,633)	$29,341

At March 31, 2015, we had a working capital deficit of $8,456,974, as compared to a working capital deficit of $8,427,633, at December 31, 2014, an increase of $29,341. The increase in the working capital deficit is primarly attributable to higher accounts payable, mainly due to interest accruals.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014, was $121,274 and $268,150 respectively.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at March 31, 2015 was $5,769,972, book value of the investment is $0.

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

As part of this process we are looking to submit a Conditional Marketing Approval request to the European Medicines Agency in the first half of 2015, after we reach a definitive marketing approval path with the US FDA. We are currently working with our regulatory experts on providing the US Food and Drug Administration with all our our clinical trial data in order to receive guidance from the agency on marketing approval pathways.

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

Since inception through March 31, 2015, the Company had an accumulated deficit of $45,070,515 and net cash used in operations of $4,640,630.

Management believes the Company has adequate capital to keep the Company functioning through March 31, 2016. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of March 31, 2015, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 259,55 HUF/USD as of December 31, 2014, to 279,02 HUF/USD as of March 31, 2015, an approximate 8% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the three months ended March 31, 2015 and 2014 were 264,52 and 225,86, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Form 10-k that still exist as of March 31, 2015, the period covered by this Form 10-Q.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, other than those previously reported in this Current Report.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2015.

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

POWER OF THE DREAM VENTURES, INC.

Dated: May 15, 2015
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: May 15, 2015
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

