Form 10-Q
period 2015-06-30
Power of The Dream Ventures Inc
filed 2015-08-14
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 14, 2015, there were 46,700,896 shares outstanding of the registrant’s common stock.

1

2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED JUNE 30, 2015 AND DECEMBER 31, 2014

Amounts in USD

	Notes	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash		$1,791	$1,524
Other receivables	3	61,259	81,048
Inventories		17,331	18,825
Total Current Assets		80,381	101,397

Intangibles	4	294,240	315,327
Fixed assets, net	4	71,227	92,043
Total Assets		445,848	508,767

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	7	$4,801,343	$4,465,149
Grants received	8	1,077,653	1,170,492
Capital leases payable, current portion		43,627	50,622
Short term loans from related parties		85,866	144,045
Liability from warrants	6	23,864	63,638
Note payable	5	330,964	330,964
Short term loans	9	2,282,378	2,304,120
Total Current Liabilities		8,645,695	8,529,030

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,990,000 and 5,920,000 issued	6
of which Series “A”		2,000	2,000
of which Series “B”		1,000	1,000
of which Series “C”		1,000	1,000
of which Series “D”		1,000	1,000
of which Series “E”		990	920
Common stock, $.001 par value; 100,000,000 shares authorized, 47,900,896 and 46,700,896 shares issued and outstanding	6	47,901	46,701
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		36,335,444 (45,283,845) 694,663	36,246,114 (44,854,780) 535,782
Total Stockholders’ Equity		(8,199,847)	(8,020,263)

Total liabilities and stockholders’ equity		445,848	508,767
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2015 AND 2014

	Notes	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014

Net Sales		$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-

Gross margin		-	-	-	-
Material expenses		11,513	12,567	15,743	18,448
General administration		36,212	198,502	162,804	395,612
Research and development	4	-	-	-	-
Personnel expenses		4,610	24,607	19,794	44,413
Depreciation and amortization	5	16,631	29,548	32,789	56,433
Grants received	10	25,197	(61,358)	-	(34,859)
Other expenses, net	12	(6,480)	(127,163)	(12,178)	19,838
Operating expenses		87,683	76,703	218,952	499,885
Profit (Loss) from operations		(87,683)	(76,703)	(218,952)	(499,885)
Interest expense and exchange differences		(125,647)	(158,478)	(210,113)	(246,011)
Profit (Loss) before income taxes		(213,330)	(235,181)	(429,065)	(745,896)
Income taxes		-	-	-	-
Net profit (loss)		(213,330)	(235,181)	(429,065)	(745,896)

Other comprehensive income		39,467	39,507	158,881	113,536
Total comprehensive income		(173,863)	(195,674)	(270,184)	(632,360)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.00) $(0.00) 47,900,896 47,900,896	$(0.00) $(0.00) 46,500,896 46,500,896	$(0.01) $(0.01) 47,443,437 47,443,437	$(0.01) $(0.01) 46,500,896 46,500,896
4

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total
Balance at December 31, 2014	5,920,000	46,700,896	$52,621	$(44,854,780)	36,246,114	$535,782	$(8,020,263)

Debt conversion		200,000	200		800		1,000
Private placement	70,000		70		49,930		50,000
Issue for services		1,000,000	1,000		38,600		39,600
Currency Translation Adjustment
Net loss for the period				(429,065)		158,881	(270,184)
Balance at June 30, 2015	5,990,000	47,900,896	53,891	(45,283,845)	36,335,444	694,663	(8,199,847)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended June 30, 2015	For the period ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$ (429,065)	$ (745,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangibles		-
Issue of shares for services	39,600	-
Issue of shares for research and development	-	-
Change in value of liability from warrant	(39,774)	3,978
Reversal of grant accrual	-	-
Depreciation and amortization	32,789	56,433
	(396,450)	(685,485)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	21,283	30,356
(Decrease) Increase in accounts payable and accrued liabilities	224,732	174,576
Net cash used in operating activities	(150,435)	(480,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	-
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-
Proceeds from sale of preferred stock	50,000	377,949
Proceeds from sale of common stock	-	-
Proceeds from related party loans	(58,179)	(12,992)
Proceeds from issuance of notes	-	-
Net cash from financing activities	(8,179)	364,957
Effect of exchange rate changes on cash	158,881	113,536
Net (decrease) increase in cash	267	(2,060)
Cash at beginning of period	1,524	22,922
Cash at end of period	$1,791	$20,862
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$ 39,600	$ -
Issuance of shares for liabilities assumed under reverse merger	-	-
Issuance of stock based compensation shares	-	-
Purchase of fixed assets through the assumption of capital lease obligations	-	-
Cash paid for:
Interest	-	-
Taxes	-	-
6

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2015 AND JUNE 30, 2014

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended June 30, 2015.

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

As of June 30, 2015, the Company had an accumulated deficit of $45,283,845 and negative working capital of $(8,565,314). These circumstances raise substantial doubt about the ability of the company to continue as a going concern.

During 2015 the Company raised a total of $50,000 through private placements of preferred stock.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2015, the Company had no warranty obligations in connection with products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at June 30, 2015 is $694,663.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2015 and 2014, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. For the periods ended June 30, 2015 and 2014, all potential shares of common stock were excluded from diluted EPS as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements:

On June 13, 2014, the FASB issued ASU 2014-10 ( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities. In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties. ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with an option for the early adoption. The Company adopted this standard on January 1 and has removed all references and disclosures related to its development stage.

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

NOTE 3 - OTHER RECEIVABLES

	June 30, 2015	December 31, 2014

Taxes reclaimable	$9,427	$39,570
Advances given	51,832	40,840
Other	—	638
Total	$61,259	$81,048

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress. The Company accounted for impairment on advances given in the amount of $141,889 during 2015 and 2014.

Also, advances given presents advances on rental of offices amounting to $13,885 (presented among tax reclaimable in prior period amounting to $30,093).

NOTE 4 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at June 30, 2015 and December 31, 2014:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2013	30,612,186	677,434	327,781	1,005,215
Additions	-	-	-	-
Impairments	(29,570,912)	-	-	-
Change in FX rates	(154,878)	(133,832)	(55,378)	(189,210)

at December 31, 2014	886,396	543,602	272,403	816,005
Additions
Disposals
Change in FX rates	(14,867)	(41,807)	(21,605)	(63,412)

at June 30, 2015	871,529	501,795	250,798	752,593

Accumulated depreciation and amortization
at December 31, 2013	556,805	547,769	268,252	816,021
Additions	49,004	45,806	-	45,806
Disposals	-	-	-	-
Change in FX rates	(34,740)	(92,544)	(45,321)	(137,865)

at December 31, 2014	571,069	501,031	222,931	723,962
Additions	17,571	14,824	-	14,824
Disposals
Change in FX rates	(11,351)	(39,739)	(17,681)	(57,420)

at June 30, 2015	577,289	476,116	205,250	681,366

Net book values at
December 31, 2013	30,055,381	129,665	59,529	189,194
December 31, 2014	315,327	42,571	49,472	92,043
June 30, 2015	294,240	25,679	45,548	71,227

NOTE 4 - INTANGIBLES AND FIXED ASSETS

The net book value of fixed assets under capital lease amount to $45,548 and $49,472 at June 30, 2015 and at December 31, 2014, respectively.

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

NOTE 5 - NOTE PAYABLE

Mary Passalaqua

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua originally with one year maturity at April 5, 2008. The note has been expanded by one year to April 5, 2009 with the same conditions. As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. The note has been partially satisfied through a combination of cash and stock and the balance as of June 30, 2015 is $105,000 plus accrued interest. The note was due on December, 2012.

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

All notes are due within one year and have been classified within current liabilities on our balance sheet. While none of the noteholders have demanded payment as of June 30, 2015, such a demand could not currently be met by the company and could force the company to liquidate.

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

Private placements

During May 2015, pursuant to a private placement under Regulation D of the Securities Act of 1933, as amended, the Company sold a total of 70,000 shares of its Series E Preferred Stock to two unaffiliated private investors for aggregate proceeds of $50,000.

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

Consulting agreements

On March 10, 2015, the Company issued a total of 1,000,000 shares of restricted our common stock to one unaffiliated entity, Berlini Kft in liu of payment of Geentic Immunity’s laboratory facilities.

Also on March 10, 2015, the Company issued a total of 200,000 shares of restricted our common stock to the Company’s Transfer Agent, Fidelity Transfer Company, for services rendered.

In connection with a stand-by equity agreement entered into in 2008, the company issued warrants that were later sold by the original warrantholder to Bluestar Consulting.

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

The fair value of the liability using Black-Scholes valuation at June 30, 2015 is $23,864, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

June 30, 2015	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	23,864	23,864

December 31, 2014	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	63,638	63,638

Fair value of warrant per share	June 30, 2015	December 31, 2014

Per share	$0.006	$0.016

The inputs used in fair value estimation are:

current share price at June 30, 2015: $0.04

exercise price $0.10

expected time to expiry (years): 3.5

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

Reconciliation of warrant valuation:

Balance at December 31, 2014: $63,638

Decrease in fair value of share (39,774)

Balance at June 30, 2015: $23,864

NOTE 7 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	June 30, 2015	December 31, 2014

Accounts payable and accrued expenses	$1,910,296	$1,672,947
Interest accruals	2,891,047	2,792,202
Total	$4,801,343	$4,465,149

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

NOTE 9 - SHORT TERM LOANS

	June 30, 2015	December 31, 2014

Bridge Loan	$2,000,000	$2,000,000
RIGHT loan	231,095	274,120
Loans from private persons	21,283	—
Bryan Sanders loan	30,000	30,000
Total	2,282,378	2,304,120

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

None.

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

Results of Operations

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014:

	For the Six Months Ended June 30		Increase/
	2015	2014	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$162,804	395,612	(232,808)
Profit (Loss) from operations	$(218,952)	(499,885)	280,933
Interest Expenses and Exchange Gains	$(210,113)	(246,011)	35,898
Net profit (loss)	$(429,065)	(745,896)	316,831

Revenue

For the six months ended June 30, 2015 and 2014, the Company had no revenues.

General, selling and administrative expenses

For the six months ended June 30, 2015, general, selling and administrative expenses were $162,804 as compared to $395,612 for the six months ended June 30, 2014. The decrease in general, selling and administrative expenses is attributable reduced spending attributed to Dermavir regulatory activites.

Personal expenses

For the six months ended June 30, 2015, personal expenses were $19,794 as compared to $44,413 for the six months ended June 30, 2014. The decrease in personal expenses is due to the decrease in headcount of Genetic Immunity.

Loss from Operations

Loss from operations for the six months ended June 30, 2015 and 2014 was $218,952 and $499,885, respectively. The primary decrease in loss from operations is attributable to the decrease of general administration expenses.

Net Profit (Loss)

The net loss for the six months ended June 30, 2015 and 2014 was $429,065 and $745,896, respectively.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014:

	For the Three Months Ended June 30		Increase/
	2015	2014	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$36,212	198,502	(162,290)
Profit (Loss) from operations	$(87,683)	(76,703)	(10,980)
Interest Expenses and Exchange Gains	$(125,647)	(158,478)	32,831
Net profit (loss)	$(213,330)	(235,181)	21,851

Revenue

For the three months ended June 30, 2015 and 2014, the Company had no revenues.

General, selling and administrative expenses

For the three months ended June 30, 2015, general, selling and administrative expenses were $36,212 as compared to $198,502 for the three months ended June 30, 2014. The decrease in general, selling and administrative expenses is attributable reduced spending attributed to Dermavir regulatory activities.

Personal expenses

For the three months ended June 30, 2015, personal expenses were $4,610 as compared to $24,607 for the three months ended June 30, 2014. The decrease in personal expenses is due to the decrease in headcount of Genetic Immunity.

Loss from Operations

Loss from operations for the three months ended June 30, 2015 and 2014 was $87,683 and $76,703, respectively. The primary increase in loss from operations is attributable to Conferene fees attributed to Deramvir pharmaceutical partner search.

Net Profit (Loss)

The net loss for the three months ended June 30, 2015 and 2014 was $213,330 and $235,181, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015, compared to December 31, 2014:

	June 30, 2015	December 31, 2014	Increase/Decrease
Current Assets	$80,381	$101,397	$(21,016)
Current Liabilities	$8,645,695	$8,529,030	$116,665
Working Capital (Deficit)	$(8,565,314)	$(8,427,633)	$137,681

At June 30, 2015, we had a working capital deficit of $8,565,314, as compared to a working capital deficit of $8,427,633, at December 31, 2014, an increase of $137,681. The increase in the working capital deficit is primarly attributable to higher accounts payable, mainly due to interest accruals.

Net cash used in operating activities for the six months ended June 30, 2015 and 2014, was $150,435 and $480,553 respectively.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at June 30, 2015 was $34,619, book value of the investment is $0.

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

Genetic Immunity

Through our wholly-owned subsidiary, Genetic Immunity, a Phase II clinical-stage biotechnology company, we focus on developing, regulatory approval subsequent commercialisation of a new class of immunotherapeutic biologics ("Immune Therapies") for the treatment of chronic viral infections, cancer and allergy. Our Immune Therapies are designed to intensify or boost specific immune responses to modify or control these presently incurable diseases. We focus on completing clinical trial programs as needed and on commercialization tasks related to the Company’s lead product candidate DermaVir therapeutic HIV vaccine.

As part of this process we are looking to submit a Conditional Marketing Approval request to the European Medicines Agency by the end of 2015, after we reach a definitive marketing approval path with the US FDA. We are currently working with our regulatory experts on providing the US Food and Drug Administration with all our our clinical trial data in order to receive guidance from the agency on marketing approval pathways.

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

Since inception through June 30, 2015, the Company had an accumulated deficit of $45,283,845.

Management believes the Company has adequate capital to keep the Company functioning through June 30, 2016. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We chose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Accounting policies that our management believes to be critical to understanding the results of our operations and the effect of the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements are as those described in the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007 for the year ended December 31, 2006 and as amended on August 30, 2007.

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

Recent Accounting Pronouncements

On June 13, 2014, the FASB issued ASU 2014-101( “Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in ASC Topic 810, Consolidation”) to eliminate the concept of a development stage entity (“DSE”) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities, such as certain start-up or research and development entities. In addition, ASU 2014-10 introduces new disclosure requirements about the reporting entity’s risks and uncertainties. ASU 2014-101 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with an option for the early adoption. The adoption of the standard will not have a material impact on our financial position or results of operations.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of June 30, 2015, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 259,55 HUF/USD as of December 31, 2014, to 281,91 HUF/USD as of June 30, 2015, an approximate 9% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the six months ended June 30, 2015 and 2014 were 276,36 and 225,86, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Form 10-k that still exist as of June 30, 2015, the period covered by this Form 10-Q.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 14, 2015.

Iitem 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015, other than those previously reported in this Current Report.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2015.

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

POWER OF THE DREAM VENTURES, INC.

Dated: August 14, 2015
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: August 14, 2015
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

