Form 10-Q
period 2015-09-30
Power of The Dream Ventures Inc
filed 2015-11-13
CIK 1377888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of October 14, 2015, there were 46,700,896 shares outstanding of the registrant’s common stock.

1

2

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

FOR THE PERIODS ENDED SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Amounts in USD

	Notes	September 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash		$1,021	$1,524
Other receivables	3	60,441	81,048
Inventories		17,507	18,825
Total Current Assets		78,969	101,397

Intangibles	4	286,151	315,327
Fixed assets, net	4	66,245	92,043
Total Assets		431,365	508,767

LIABILITIES

Current Liabilities
Accounts payable and accrued and other liabilities	7	$4,946,447	$4,465,149
Grants received	8	1,088,581	1,170,492
Capital leases payable, current portion		44,070	50,622
Short term loans from related parties		85,866	144,045
Liability from warrants	6	11,932	63,638
Note payable	5	330,964	330,964
Short term loans	9	2,300,929	2,304,120
Total Current Liabilities		8,808,789	8,529,030

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,990,000 and 5,920,000 issued	6
of which Series “A”		2,000	2,000
of which Series “B”		1,000	1,000
of which Series “C”		1,000	1,000
of which Series “D”		1,000	1,000
of which Series “E”		990	920
Common stock, $.001 par value; 100,000,000 shares authorized, 47,900,896 and 46,700,896 shares issued and outstanding	6	47,901	46,701
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income		36,335,444 (45,433,292) 666,533	36,246,114 (44,854,780) 535,782
Total Stockholders’ Equity		(8,377,424)	(8,020,263)

Total liabilities and stockholders’ equity		431,365	508,767
3

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Notes	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014

Net Sales		$ -	$ -	$ -	$ -
Cost of Sales		-	-	-	-
Gross margin		-	-	-	-
Material expenses		1,024	5,444	16,767	23,892
General administration		8,203	320,912	171,007	716,524
Research and development	4	-	-	-	-
Personnel expenses		5,048	19,023	24,842	63,436
Depreciation and amortization	5	14,099	20,338	46,888	76,771
Grants received	10	-	5,697	-	(29,162)
Other expenses, net	12	(3,978)	109,039	(16,156)	128,877
Operating expenses		24,396	480,453	243,348	980,338
Profit (Loss) from operations		(24,396)	(480,453)	(243,348)	(980,338)
Interest expense and exchange differences		(125,051)	(121,370)	(335,164)	(367,381)
Profit (Loss) before income taxes		(149,447)	(601,823)	(578,512)	(1,347,719)
Income taxes		-	-	-	-
Net profit (loss)		(149,447)	(601,823)	(578,512)	(1,347,719)

Other comprehensive income		(28,130)	161,682	130,751	275,218
Total comprehensive income		(177,577)	(440,141)	(447,761)	(1,072,501)
Basic loss per share Diluted loss per share Weighted average number of shares outstanding – Basic Weighted average number of shares outstanding – Diluted		$(0.00) $(0.00) 47,900,896 47,900,896	$(0.01) $(0.01) 45,500,896 45,500,896	$(0.00) $(0.00) 47,597,599 47,597,599	$(0.02) $(0.02) 46,500,896 46,500,896
4

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Amounts in USD

	Preferred Shares	Common Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total
Balance at December 31, 2014	5,920,000	46,700,896	$52,621	$(44,854,780)	36,246,114	$535,782	$(8,020,263)

Debt conversion		200,000	200		800		1,000
Private placement	70,000		70		49,930		50,000
Issue for services		1,000,000	1,000		38,600		39,600
Currency Translation Adjustment						130,751	130,751
Net loss for the period				(578,512)			(578,512)
Balance at September 30, 2015	5,990,000	47,900,896	53,891	(45,433,292)	36,335,444	666,533	(8,377,424)

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in USD

	For the period ended September 30, 2015	For the period ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(578,512)	$(1,347,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangibles		-
Issue of shares for services	39,600	-
Issue of shares for research and development	-	-
Change in value of liability from warrant	(51,706)	80,741
Reversal of grant accrual	-	-
Depreciation and amortization	46,888	76,771
	(543,730)	(1,190,207)
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	21,925	52,455
(Decrease) Increase in accounts payable and accrued liabilities	398,730	165,128
Net cash used in operating activities	(123,075)	(972,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	-	-
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-
Proceeds from sale of preferred stock	50,000	677,949
Proceeds from sale of common stock	-	-
Proceeds from related party loans	(58,179)	(59,178)
Proceeds from issuance of notes	-	154,000
Net cash from financing activities	(8,179)	772,771
Effect of exchange rate changes on cash	130,751	275,218
Net (decrease) increase in cash	(503)	75,365
Cash at beginning of period	1,524	22,922
Cash at end of period	$1,021	$98,287
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions
Issuance of shares for services	$39,600	$-
Issuance of shares for liabilities assumed under reverse merger	-	-
Issuance of stock based compensation shares	-	-
Purchase of fixed assets through the assumption of capital lease obligations	-	-
Cash paid for:
Interest	-	-
Taxes	-	-
6

POWER OF THE DREAMS VENTURES, INC. (formerly TIA V)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the period ended September 30, 2015.

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

As of September 30, 2015, the Company had an accumulated deficit of $45,433,292 and negative working capital of $(8,377,424). These circumstances raise substantial doubt about the ability of the company to continue as a going concern.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2015, the Company had no warranty obligations in connection with products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2015 is $666,533.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2015 and 2014, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. For the periods ended September 30, 2015 and 2014, all potential shares of common stock were excluded from diluted EPS as their effect would be anti-dilutive.

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

NOTE 3 - OTHER RECEIVABLES

	September 30, 2015	December 31, 2014

Taxes reclaimable	$8,609	$39,570
Advances given	51,832	40,840
Other	—	638
Total	$60,441	$81,048

Given advances contain advances to lawyers on the legal case of Genetic Immunity on its legal case in progress. The Company accounted for impairment on advances given in the amount of $141,889 during 2015 and 2014.

Also, advances given presents advances on rental of offices amounting to $13,885 (presented among tax reclaimable in prior period amounting to $30,093).

NOTE 4 - INTANGIBLES AND FIXED ASSETS

Intangibles and Net property and equipment consisted of the followings at September 30, 2015 and December 31, 2014:

	Intangibles	Machinery and other equipments	Vehicles	Total Net property and equipment
Gross book value
at December 31, 2013	30,612,186	677,434	327,781	1,005,215
Additions	-	-	-	-
Impairments	(29,570,912)	-	-	-
Change in FX rates	(154,878)	(133,832)	(55,378)	(189,210)

at December 31, 2014	886,396	543,602	272,403	816,005
Additions
Disposals
Change in FX rates	(13,117)	(36,719)	(19,062)	(55,781)

at September 30, 2015	873,279	506,883	253,341	760,224

Accumulated depreciation and amortization
at December 31, 2013	556,805	547,769	268,252	816,021
Additions	49,004	45,806	-	45,806
Disposals	-	-	-	-
Change in FX rates	(34,740)	(92,544)	(45,321)	(137,865)

at December 31, 2014	571,069	501,031	222,931	723,962
Additions	26,074	20,679	-	20,679
Disposals
Change in FX rates	(10,015)	(35,062)	(15,600)	(50,662)

at September 30, 2015	587,128	486,648	207,331	693,979

Net book values at
December 31, 2013	30,055,381	129,665	59,529	189,194
December 31, 2014	315,327	42,571	49,472	92,043
September 30, 2015	286,151	20,235	46,010	66,245

NOTE 4 - INTANGIBLES AND FIXED ASSETS

The net book value of fixed assets under capital lease amount to $46,010 and $49,472 at September 30, 2015 and at December 31, 2014, respectively.

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

NOTE 5 - NOTE PAYABLE

Mary Passalaqua

On April 10, 2007, in connection with reverse merger (See Note 1), the Company assumed a note payable of $250,000 to a former stockholder, Mary Passalaqua originally with one year maturity at April 5, 2008. The note has been expanded by one year to April 5, 2009 with the same conditions. As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. The note has been partially satisfied through a combination of cash and stock and the balance as of September 30, 2015 is $105,000 plus accrued interest. The note was due on December, 2012.

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

All notes are due within one year and have been classified within current liabilities on our balance sheet. While none of the noteholders have demanded payment as of September 30, 2015, such a demand could not currently be met by the company and could force the company to liquidate.

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

The fair value of the liability using Black-Scholes valuation at September 30, 2015 is $11,932, which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement. The following table shows the movement in fair value along with the change of warrant conditions:

September 30, 2015	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	11,932	11,932

December 31, 2014	Book value	Fair value

Financial liabilities
Liabilities measured at fair value	63,638	63,638

Fair value of warrant per share	September 30, 2015	December 31, 2014

Per share	$0.003	$0.016

The inputs used in fair value estimation are:

current share price at September 30, 2015: $0.035

exercise price $0.10

expected time to expiry (years): 3

risk free rate 3.25 (FED prime rate)

expected dividend yield: 0

volatility: 50%

The change in the amount of warrant liability is accounted as other expense.

Reconciliation of warrant valuation:

Balance at December 31, 2014: $63,638

Decrease in fair value of share (51,706)

Balance at September 30, 2015: $11,932

NOTE 7 - ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

	September 30, 2015	December 31, 2014

Accounts payable and accrued expenses	$1,942,685	$1,672,947
Interest accruals	3,003,762	2,792,202
Total	$4,946,447	$4,465,149

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

NOTE 9 - SHORT TERM LOANS

	September 30, 2015	December 31, 2014

Bridge Loan	$2,000,000	$2,000,000
RIGHT loan	249,646	274,120
Loans from private persons	21,283	—
Bryan Sanders loan	30,000	30,000
Total	2,300,929	2,304,120

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

NOTE 10 - OTHER EXPENSES

Other expenses include the revaluation of liability for warrants for Bluestar Consulting in the amount of $51,706.

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

Results of Operations

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014:

	For the Nine Months Ended September 30		Increase/
	2015	2014	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$171,007	716,524	(545,517)
Profit (Loss) from operations	$(243,348)	(980,338)	736,990
Interest Expenses and Exchange Gains	$(335,164)	(367,381)	32,217
Net profit (loss)	$(578,512)	(1,347,719)	769,207

Revenue

For the nine months ended September 30, 2015 and 2014, the Company had no revenues.

General, selling and administrative expenses

For the nine months ended September 30, 2015, general, selling and administrative expenses were $171,007 as compared to $716,524 for the nine months ended September 30, 2014. The decrease in general, selling and administrative expenses is attributable reduced spending attributed to Dermavir regulatory activites.

Personal expenses

For the nine months ended September 30, 2015, personal expenses were $24,842 as compared to $63,436 for the nine months ended September 30, 2014. The decrease in personal expenses is due to the decrease in headcount of Genetic Immunity.

Loss from Operations

Loss from operations for the nine months ended September 30, 2015 and 2014 was $243,348 and $980,338, respectively. The primary decrease in loss from operations is attributable to the decrease of general administration expenses.

Net Profit (Loss)

The net loss for the nine months ended September 30, 2015 and 2014 was $578,512 and $1,347,719, respectively.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014:

	For the Three Months Ended September 30		Increase/
	2015	2014	Decrease
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$8,203	320,912	(312,709)
Profit (Loss) from operations	$(24,396)	(480,453)	456,057
Interest Expenses and Exchange Gains	$(125,051)	(121,370)	(3,681)
Net profit (loss)	$(149,447)	(601,823)	452,376

Revenue

For the three months ended September 30, 2015 and 2014, the Company had no revenues.

General, selling and administrative expenses

For the three months ended September 30, 2015, general, selling and administrative expenses were $8,203 as compared to $320,912 for the three months ended September 30, 2014. The decrease in general, selling and administrative expenses is attributable reduced spending attributed to Dermavir regulatory activites.

Personal expenses

For the three months ended September 30, 2015, personal expenses were $5,048 as compared to $19,023 for the three months ended September 30, 2014. The decrease in personal expenses is due to the decrease in headcount of Genetic Immunity.

Loss from Operations

Loss from operations for the three months ended September 30, 2015 and 2014 was $24,396 and $480,453, respectively. The primary increase in loss from operations is attributable to Conferene fees attributed to Deramvir pharmaceutical partner search.

Net Profit (Loss)

The net loss for the three months ended September 30, 2015 and 2014 was $149,447 and $601,823, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015, compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase/Decrease
Current Assets	$78,969	$101,397	$(22,428)
Current Liabilities	$8,808,789	$8,529,030	$279,759
Working Capital (Deficit)	$(8,729,820)	$(8,427,633)	$302,187

At September 30, 2015, we had a working capital deficit of $8,729,820, as compared to a working capital deficit of $8,427,633, at December 31, 2014, an increase of $302,187. The increase in the working capital deficit is primarly attributable to higher accounts payable, mainly due to interest accruals.

Net cash used in operating activities for the six months ended September 30, 2015 and 2014, was $123,075 and $972,624 respectively.

Equity position in iGlue, Inc.

We currently own a minority stake in iGlue, Inc. (“iGlue”), a development stage internet search and content organizer software company trading on the OTCQB exchange in the United States. We financed iGlue’s development efforts from August 2, 2007 (date of inception) to November 3, 2011 when iGlue went public. We still hold 2,884,986 shares of iGlue’s common stock and warrants to purchase a total of three million addition shares. The market value of our iGlue common stock at September 30, 2015 was $34,619, book value of the investment is $0.

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

Since inception through September 30, 2015, the Company had an accumulated deficit of $45,433,292.

Management believes the Company has adequate capital to keep the Company functioning through September 30, 2016. As discussed in contingencies, the Company anticipates receiving funds from the Hungarian state pursuant to the lawsuit it has filed to recover the awards granted to the Company plus damages. Also, additional fund raisings are in progress. However, the Company cannot guarantee that any amount from the lawsuit will be recoverable nor that any fund raising activities will be successful. The need may arise, in the normal course of business, to raise additional capital if we want to accelerate development work, for the acquisition of additional technologies, or to meet unforeseen financial needs. No assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, if needed, it may be forced to change or delay its contemplated marketing and business plan. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

The translation of our subsidiary’s Forint denominated balance sheets into U.S. dollars, as of September 30, 2015, has been affected by the strenghtening of the U.S. dollar against the Hungarian Forint from 259,55 HUF/USD as of December 31, 2014, to 279,08 HUF/USD as of September 30, 2015, an approximate 8% increase in value. The average Hungarian Forint/U.S. dollar exchange rates used for the translation of the subsidiaries’ forint denominated statements of operations into U.S. dollars, for the nine months ended September 30, 2015 and 2014 were 277,72 and 229,98, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management concluded that our disclosure controls are not effective due to the internal control weaknesses described in our Form 10-k that still exist as of September 30, 2015, the period covered by this Form 10-Q.

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

Iitem 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015, other than those previously reported in this Current Report.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our registered public auditor, BDO Hungary, Kft, submitted its resignation on July 1, 2015. The resignation was due to our inability to fully compensate the auditor for work rendered and was not the result of any disagreements due to audit procedures, financial reporting and controls. We fully intend to seek a new auditor to replace BDO in time of our Fiscal Year end audit for the period ended December 31, 2015.

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

POWER OF THE DREAM VENTURES, INC.

Dated: November 13, 2015
	By:	/s/ Viktor Rozsnyay
		Name:	Viktor Rozsnyay
		Title:	Principal Executive Officer

Dated: November 13, 2015
	By:	/s/ Ildiko Rozsa
		Name:	Ildiko Rozsa
		Title:	Principal Financial Officer

